Form 10-Q
period 1996-03-31
DIVERSIFIED FUTURES TRUST I
filed 1996-05-15
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-26004

                          DIVERSIFIED FUTURES TRUST I
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              13-3780260
- - --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                            Identification No.)

One New York Plaza, 13th Floor, New York, New York                         10292
- - --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1996             1995
- - ---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $52,780,717     $46,513,372
Net unrealized gain on open commodity positions                          2,900,164       2,991,304
                                                                       -----------     ------------
Net equity                                                              55,680,881      49,504,676
Other receivable                                                            35,624          14,831
                                                                       -----------     ------------
Total assets                                                           $55,716,505     $49,519,507
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 1,231,263     $ 2,658,946
Management fee payable                                                     185,721         165,065
                                                                       -----------     ------------
Total liabilities                                                        1,416,984       2,824,011
                                                                       -----------     ------------
Commitments
Trust capital
Limited interests (379,101.195 and 323,307.195 interests
  outstanding)                                                          53,685,395      46,119,407
General interests (4,336.741 and 4,038.530 interests outstanding)          614,126         576,089
                                                                       -----------     ------------
Total trust capital                                                     54,299,521      46,695,496
                                                                       -----------     ------------
Total liabilities and trust capital                                    $55,716,505     $49,519,507
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general interests (``Interests'')      $    141.61     $    142.65
                                                                       -----------     ------------
                                                                       -----------     ------------
- - ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                  For the period from
                                                                                    January 5, 1995
                                                                                   (commencement of
                                                                 Three months         operations)
                                                                    ended               through
                                                                  March 31,            March 31,
                                                                     1996                1995
- - -----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                       $  475,619          $ 2,858,874
Change in net unrealized gain on commodity positions                 (91,140)           9,356,877
Interest income                                                      649,153              380,915
                                                                 ------------     -------------------
                                                                   1,033,632           12,596,666
                                                                 ------------     -------------------
EXPENSES
Commissions                                                        1,026,931              521,436
Management fees                                                      531,213              309,752
Incentive fees                                                            --            1,707,684
                                                                 ------------     -------------------
                                                                   1,558,144            2,538,872
                                                                 ------------     -------------------
Net income (loss)                                                 $ (524,512)         $10,057,794
                                                                 ------------     -------------------
                                                                 ------------     -------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                 $ (520,549)         $ 9,911,867
                                                                 ------------     -------------------
                                                                 ------------     -------------------
General interests                                                 $   (3,963)         $   145,927
                                                                 ------------     -------------------
                                                                 ------------     -------------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL
  INTEREST
Net income (loss) per weighted average limited and general
  interest                                                        $    (1.43)         $     36.91
                                                                 ------------     -------------------
                                                                 ------------     -------------------
Weighted average number of limited and general interests
  outstanding                                                        367,222              272,529
                                                                 ------------     -------------------
                                                                 ------------     -------------------

- - -----------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
- - -----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1995            327,345.725     $46,119,407     $576,089      $46,695,496
Contributions                                64,786.956       9,317,800       42,000        9,359,800
Net loss                                             --        (520,549)      (3,963)        (524,512)
Redemptions                                  (8,694.745)     (1,231,263)          --       (1,231,263)
                                           ------------     -----------     ---------     -----------
Trust capital--March 31, 1996               383,437.936     $53,685,395     $614,126      $54,299,521
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------

- - -----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Diversified Futures Trust I (the ``Trust'') as of March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the statements of financial condition and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the ``Annual Report'').

   Certain balances for prior periods have been reclassified to conform with current financial statement presentation.

B. Related Parties

   Prudential Securities Futures Management Inc. (the ``Managing Owner'') and its affiliates perform services for the Trust which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. The Managing Owner is a wholly-owned subsidiary of Prudential Securities Incorporated (``PSI''). Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to costs of organizing the Trust and offering its interests as well as its routine operational, administrative, legal and auditing fees.

   The Trust maintains its trading and cash accounts at PSI, the Trust's commodity broker. A significant portion of the Trust's cash is utilized for margin purposes for the Trust's commodity trading activities. PSI credits the Trust monthly with 100% of the interest it earns on the equity in these accounts. As described in the Annual Report, all commissions for brokerage services are paid to PSI. The costs charged to the Trust for brokerage services for the three months ended March 31, 1996 and 1995 were $1,026,931 and $521,436, respectively.

   When the Trust engages in forward foreign currency transactions, it trades with PSI who simultaneously engages in back-to-back transactions with an affiliate who, pursuant to the Trust's Prospectus, is obligated to charge a competitive price.

   As of March 31, 1996, a non-U.S. affiliate of the Managing Owner owns 1,596 limited interests of the Trust.

C. Credit and Market Risk

   Since the Trust's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level of volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Trust's unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. The Trust's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Trust as well as the liquidity of the markets in which the contracts are traded.

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts, because
                                       4
exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Trust must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Partnership presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

   The Managing Owner attempts to minimize both credit and market risks by requiring the Trust's trading manager to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Trust.

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1996 and December 31, 1995, such segregated assets totalled $51,860,651 and $45,181,863, respectively. Part
30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $3,546,776 and $4,346,081 at March 31, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1996 and December 31, 1995, the Trust's open forward and futures contracts mature within one year.

   At March 31, 1996 and December 31, 1995, gross contract amounts of open futures and forward contracts are:

                                                March 31, 1996                December 31, 1995
                                          ---------------------------    ----------------------------
                                          Commitments    Commitments     Commitments     Commitments
                                          to Purchase      to Sell       to Purchase       to Sell
                                          -----------    ------------    ------------    ------------
Futures Contracts:
  Domestic exchanges
     Commodites                           $19,971,175    $  7,472,340    $  9,454,717    $ 12,169,237
     Financial                                --          258,227,806     207,316,313         --
  Foreign exchanges
     Commodites                               --              596,948         --              500,569
     Financial                             55,193,856     205,075,449     148,065,286      43,243,625
Forward Contracts:
     Currencies                            47,803,734     133,890,557      25,807,405      89,326,634

   Included in the gross forward contract amounts are offsetting commitments to purchase and to sell the same currency on the same date in the future. The commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

   The gross contract amounts represent the Trust's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or forward contract). The gross contract amounts significantly exceed the future cash requirements as the Trust intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the ``fair value'' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Trust's commitments to sell is unlimited since the Trust's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1996 and December 31, 1995, the fair value of futures and forward contracts were:

                                             March 31, 1996               December 31, 1995
                                       --------------------------     --------------------------
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Commodities                       $  685,681      $  143,308     $1,264,572      $    5,200
     Financial                          1,467,394         --             780,969         --
  Foreign exchanges
     Commodities                           --              37,844          2,706         --
     Financial                            861,867         207,080        975,707           4,182
Forward Contracts:
     Currencies                           742,616         469,162        733,301         756,569
                                       ----------     -----------     ----------     -----------
                                       $3,757,558      $  857,394     $3,757,255      $  765,951
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table represents the average fair value of futures and forward contracts during the three months ended March 31, 1996 and 1995, respectively.

                                                  Three months ended               Three months ended
                                                    March 31, 1996                   March 31, 1995
                                           --------------------------------    --------------------------
                                                  Average Fair Value               Average Fair Value
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Commodities                             $  673,592        $  208,091      $  563,124     $   77,445
     Financial                                  957,488             6,581         370,138         13,617
     Currencies                                 --                --            1,900,721         82,046
  Foreign exchanges
     Commodities                                  2,351             9,998           4,017            340
     Financial                                1,147,555           104,197         678,951         11,626
Forward Contracts:
     Currencies                               1,898,752           800,068       2,043,196        837,992
                                           --------------    --------------    ----------    ------------
                                             $4,679,738        $1,128,935      $5,560,147     $1,023,066
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table represents the net realized gains (losses) and the change in unrealized gains/losses of futures and forward contracts during the three months ended March 31, 1996 and 1995, respectively.

                                 Three months ended March 31, 1996                     Three months ended March 31, 1995
                        ---------------------------------------------------   ---------------------------------------------------
                                              Change in                                             Change in
                         Net Realized         Unrealized                       Net Realized         Unrealized
                        Gains (Losses)       Gains/Losses          Total      Gains (Losses)       Gains/Losses          Total
                        --------------   --------------------   -----------   --------------   --------------------   -----------
Futures Contracts:
  Domestic exchanges
    Commodities           $ (841,214)         $ (716,998)       $(1,558,212)    $ (988,488)         $  389,027        $  (599,461)
    Financial                458,381             686,425          1,144,806        755,200             400,376          1,155,576
    Currencies               --                   --                 --           1,044,957           3,986,163          5,031,120
  Foreign exchanges
    Commodities              --                  (40,550)           (40,550)       (36,341)             (1,021)           (37,362)
    Financial               (425,249)           (316,738)          (741,987)     2,001,935             531,181          2,533,116
Forward Contracts:
    Currencies               --                  296,721            296,721         81,611           4,051,151          4,132,762
    Commodities            1,283,701              --              1,283,701        --                   --                 --
                        --------------        ----------        -----------   --------------   --------------------   -----------
                          $  475,619          $  (91,140)       $   384,479     $2,858,874          $9,356,877        $12,215,751
                        --------------        ----------        -----------   --------------   --------------------   -----------
                        --------------        ----------        -----------   --------------   --------------------   -----------

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Trust commenced operations on January 5, 1995 with gross proceeds of $25,262,800 allocated to commodities trading.

   At March 31, 1996, 100% of the Trust's net assets were allocated to commodity trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the equity in these accounts.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as ``daily limits.'' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Trust from promptly liquidating its commodity futures positions.

   The Trust does not have, nor does it expect to have, any capital assets.

   Redemptions of limited interests for the three months ended March 31, 1996 were $1,231,263 and from the commencement of operations, January 5, 1995, to March 31, 1996 were $9,849,456. Additional contributions raised through the continuous offering resulted in additional gross proceeds to the Trust of $9,359,800 for the three months ended March 31, 1996 and $26,980,200 from the commencement of operations to March 31, 1996. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Interest as of March 31, 1996 was $141.61, a decrease of .73% from the December 31, 1995 net asset value per Interest of $142.65.

   The Trust's performance was positive in January. Profits earned in the currency, financial, stock indices, metal and softs sectors were partially offset by losses incurred in the energy and grain sectors. The primary influence in the markets was the U.S. dollar, which rose against most currencies and hit its highest level in two years against the Japanese yen. Trading in foreign exchange, particularly selling the Swiss franc, Japanese yen, British pound and German mark, generated profits. Interest rate markets also provided profit opportunities as European bonds rallied during the month. As a result, positions in the Matif bond, German bund, Italian bond and Australian long bond were profitable. Trading in stock indices was profitable overall, particularly in the Nikkei. U.S. bonds were not profitable. In the non-financial sectors, crude oil prices plummeted in January, reversing a lengthy uptrend that had fueled performance for the past several months. As a result, crude oil positions were negatively impacted and significant losses were incurred. Late in the month, gold began to move up strongly from the increasingly narrow price range below $400 where it had traded for several years. Buying gold reaped profits, but these were offset by losses in silver. Coffee and sugar provided Trust profits, whereas cotton was not profitable.

   The Trust's performance was negative in the month of February. Losses occurred in currencies, energies, metals, stock indices, financials, softs and grains. After an impressive start to the year, the U.S. dollar slumped against major currencies in February despite efforts by the Bank of Japan to support the dollar against the yen, resulting in unprofitable currency positions. Prices in the energies sector remained strong for most of February but weakened at month's end as stronger than anticipated inventories and forecasts of warmer weather took a toll. Crude oil prices recovered mid-February from a previous decline only to tumble again at month end, which negatively impacted positions. The price of gold fell back below the $400 level only one month after breaking that threshold for the first time in over two years, producing trading losses in that area. Global bonds reversed a long-term trend of declining interest rates, negatively impacting positions in the European and Japanese bond markets; however, positions in U.S. bonds were profitable. In the grains sector, gains were realized in corn where low grain stocks worldwide continued to remain a factor in the market.

   The Trust's performance was positive in the month of March. Profits were earned in the currencies, energies, and financials sectors while losses occurred in stock indices, metals, softs and grains. In the currency markets, trading in the Japanese yen and Australian dollar was profitable for the Trust. Political tensions between China and Taiwan provided a temporary flight to the U.S. dollar as a safe haven. Trading was volatile in the financials sector, reflecting investors' confusion over the state of the U.S. economy and uncertainty over the direction of German and Japanese interest rates. Solid gains were posted in most long-term bond positions, as interest rates advanced for the second consecutive month, reversing a long-term decline. Profits were realized in heating and crude oil as a late season cold snap in the Northeastern United States and snowstorms in the Midwest heightened demand for heating oil.

   Interest income is earned on the net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased approximately $268,000 for the three months ended March 31, 1996 compared to the corresponding period in 1995. This increase was primarily due to a higher net equity in the Trust as a result of additional contributions and strong trading performance in 1995.

   Commissions are calculated on the Trust's net asset value at the beginning of the month and, therefore, vary according to trading performance, contributions and redemptions. Commissions for the three months ended March 31, 1996 increased approximately $505,000 compared to the corresponding period in 1995. This increase was primarily due to a higher monthly net asset values as a result of additional contributions and strong trading performance in 1995.

   All trading decisions for the Trust are made by John W. Henry & Co., Inc. (the ``Trading Manager''). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees for the three months ended March 31, 1996 increased approximately $221,000 compared to the corresponding period in 1995. This increase was primarily due to a higher monthly net asset values as a result of additional contributions and strong trading performance in 1995.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement between the Trust, the Managing Owner and the Trading Manager. Incentive fees of approximately $1,708,000 generated during the three months ended March 31, 1995 were the result of favorable trading performance during that period. No incentive fees were generated during the three months ended March 31, 1996.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending against the Registrant or the Managing Owner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits--

          3.1
         and
          4.1--Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of August 25, 1994, as amended and restated as of September 14, 1994 (incorporated by reference to Exhibits 3.1 and 4.1 of the Registrant's Form 10-Q for the period ended September 30, 1994)

          4.2--Subscription Agreement (incorporated by reference to Exhibit C to the Registrant's Registration Statement on Form S-1, File No. 33-81534, dated as of September 13, 1994)

          4.3--Request for Redemption (incorporated by reference to Exhibit D to the Registrant's Registration Statement on Form S-1, File No. 33-81534, dated as of September 13, 1994)

         10.8--Form of Foreign Currency Addendum to Brokerage Agreement between the Registrant and Prudential Securities Incorporated (filed herewith)

         27.1--Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversified Futures Trust I
By: Prudential Securities Futures Management
Inc.
    A Delaware corporation, Managing Owner
     By: /s/ Steven Carlino                       Date: May 15, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant