Form 10-Q
period 1996-06-30
DIVERSIFIED FUTURES TRUST I
filed 1996-08-14
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-26004

                          DIVERSIFIED FUTURES TRUST I
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                          13-3780260
- --------------------------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)

One New York Plaza, 13th Floor, New York, New York            10292
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $58,255,327     $46,513,372
Net unrealized gain on open commodity positions                          2,952,301       2,991,304
                                                                       -----------     ------------
Net equity                                                              61,207,628      49,504,676
Other receivable                                                            32,471          14,831
                                                                       -----------     ------------
Total assets                                                           $61,240,099     $49,519,507
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 3,175,293     $ 2,658,946
Management fee payable                                                     204,133         165,065
                                                                       -----------     ------------
Total liabilities                                                        3,379,426       2,824,011
                                                                       -----------     ------------
Commitments
Trust capital
Limited interests (395,977.546 and 323,307.195 interests
  outstanding)                                                          57,211,576      46,119,407
General interests (4,492.641 and 4,038.530 interests outstanding)          649,097         576,089
                                                                       -----------     ------------
Total trust capital                                                     57,860,673      46,695,496
                                                                       -----------     ------------
Total liabilities and trust capital                                    $61,240,099     $49,519,507
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general interests (``Interests'')      $    144.48     $    142.65
                                                                       -----------     ------------
                                                                       -----------     ------------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     For the period
                                                          from
                                                    January 5, 1995
                                                    (commencement of
                                     Six Months       operations)             Three Months ended
                                       ended            through                    June 30,
                                      June 30,          June 30,         -----------------------------
                                        1996              1995               1996             1995
- ------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                       $2,598,999       $ 13,690,590        $2,123,380      $ 10,831,716
Change in net unrealized gain on
  commodity positions                   (39,003)           680,611            52,137        (8,676,266)
Interest income                       1,386,491            979,930           737,338           599,015
                                     ----------     ----------------     ------------     ------------
                                      3,946,487         15,351,131         2,912,855         2,754,465
                                     ----------     ----------------     ------------     ------------
EXPENSES
Commissions                           2,152,199          1,350,304         1,125,268           828,868
Management fees                       1,117,955            746,188           586,742           436,436
Incentive fees                           --              1,841,206           --                133,522
                                     ----------     ----------------     ------------     ------------
                                      3,270,154          3,937,698         1,712,010         1,398,826
                                     ----------     ----------------     ------------     ------------
Net income                           $  676,333       $ 11,413,433        $1,200,845      $  1,355,639
                                     ----------     ----------------     ------------     ------------
                                     ----------     ----------------     ------------     ------------
ALLOCATION OF NET INCOME
Limited interests                    $  667,825       $ 11,248,121        $1,188,374      $  1,336,254
                                     ----------     ----------------     ------------     ------------
                                     ----------     ----------------     ------------     ------------
General interests                    $    8,508       $    165,312        $   12,471      $     19,385
                                     ----------     ----------------     ------------     ------------
                                     ----------     ----------------     ------------     ------------
NET INCOME PER WEIGHTED AVERAGE
LIMITED AND GENERAL INTEREST
Net income per weighted average
  limited and general interest       $     1.74       $      39.51        $     2.94      $       4.44
                                     ----------     ----------------     ------------     ------------
                                     ----------     ----------------     ------------     ------------
Weighted average number of
  limited and general interests
  outstanding                           388,037            288,846           408,852           305,162
                                     ----------     ----------------     ------------     ------------
                                     ----------     ----------------     ------------     ------------
- ------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
- -----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1995            327,345.725     $46,119,407     $576,089      $46,695,496
Contributions                               103,796.592      14,830,900       64,500       14,895,400
Net income                                           --         667,825        8,508          676,333
Redemptions                                 (30,672.130)     (4,406,556)          --       (4,406,556)
                                           ------------     -----------     ---------     -----------
Trust capital--June 30, 1996                400,470.187     $57,211,576     $649,097      $57,860,673
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
- -----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Diversified Futures Trust I (the ``Trust'') as of June 30, 1996 and the results of its operations for the six and three months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   As of June 30, 1996, a non-U.S. affiliate of the Managing Owner owns 1,596 limited interests of the Trust.

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

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts, because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Trust must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Partnership presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1996 and December 31, 1995, such segregated assets totalled $50,055,822 and $38,453,139, respectively. Part
30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $10,023,894 and $11,074,805 at June 30, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1996 and December 31, 1995, the Trust's open forward and futures contracts mature within one year.

   At June 30, 1996 and December 31, 1995, gross contract amounts of open futures and forward contracts are:

                                                 June 30, 1996                December 31, 1995
                                          ---------------------------    ----------------------------
                                          Commitments    Commitments     Commitments     Commitments
                                          to Purchase      to Sell       to Purchase       to Sell
                                          -----------    ------------    ------------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                            $   --         $126,190,250    $207,316,313    $    --
     Other                                 13,249,860      31,883,728       9,454,717      12,169,237
  Foreign exchanges
     Financial                            171,846,109      40,791,089     148,065,286      43,243,625
     Other                                    716,781         --              --              500,569
Forward Contracts:
     Currencies                            55,299,590     106,283,646       2,211,904      65,731,133

   The gross contract amounts represent the Trust's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or forward contract). The gross contract amounts significantly exceed the future cash requirements as the Trust intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the ``fair value'' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Trust's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At June 30, 1996 and December 31, 1995, the fair values of futures and forward contracts were:

                                             June 30, 1996                December 31, 1995
                                       --------------------------     --------------------------
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   --          $  353,373     $  780,969      $  --
     Other                              2,002,431          91,926      1,264,572           5,200
  Foreign exchanges
     Financial                            581,470         324,957        975,707           4,182
     Other                                 10,744         --               2,706         --
Forward Contracts:
     Currencies                         1,289,955         162,043        597,726         620,994
                                       ----------     -----------     ----------     -----------
                                       $3,884,600      $  932,299     $3,621,680      $  630,376
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the six months ended June 30, 1996 and 1995, respectively.

                                            Six months ended               Six months ended
                                             June 30, 1996                  June 30, 1995
                                       --------------------------     --------------------------
                                                Average                        Average
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  956,931     $    54,501     $  411,359      $   10,300
     Currencies                            --             --           1,624,992         114,346
     Other                                874,898         179,950        558,304         109,864
  Foreign exchanges
     Financial                            830,928         227,336        636,351          58,011
     Other                                 11,995           5,713          4,065           2,305
Forward Contracts:
     Currencies                         1,929,021         558,824      2,382,947         415,210
                                       ----------     -----------     ----------     -----------
                                       $4,603,773     $ 1,026,324     $5,618,018      $  710,036
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended June 30, 1996 and 1995, respectively.

                                         Three months ended          Three months ended
                                           June 30, 1996               June 30, 1995
                                      ------------------------    ------------------------
                                              Average                     Average
                                             Fair Value                  Fair Value
                                      ------------------------    ------------------------
                                        Assets      Liabilities     Assets      Liabilities
                                      ----------    ----------    ----------    ----------
Futures Contracts:
  Domestic exchanges
     Financial                        $1,083,991    $   88,795    $  449,741    $   15,450
     Currencies                           --            --         2,008,753       110,250
     Other                             1,028,900       142,648       555,595       149,937
  Foreign exchanges
     Financial                           522,036       345,412       584,057        84,245
     Other                                18,641         9,461         3,084         3,457
Forward Contracts:
     Currencies                        2,010,448       642,923     3,396,925       336,434
                                      ----------    ----------    ----------    ----------
                                      $4,664,016    $1,229,239    $6,998,155    $  699,773
                                      ----------    ----------    ----------    ----------
                                      ----------    ----------    ----------    ----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the six months ended June 30, 1996 and 1995, respectively.

                                  Six months ended June 30, 1996                        Six months ended June 30, 1995
                        ---------------------------------------------------   ---------------------------------------------------
                                            Change in Net                                         Change in Net
                         Net Realized         Unrealized                       Net Realized         Unrealized
                        Gains (Losses)       Gains/Losses          Total      Gains (Losses)       Gains/Losses          Total
                        --------------   --------------------   -----------   --------------   --------------------   -----------
Futures Contracts:
  Domestic exchanges
    Financial             $2,683,403         $ (1,134,342)      $ 1,549,061    $  2,502,571         $  357,856        $ 2,860,427
    Currencies               --                 --                  --            4,998,601             81,500          5,080,101
    Other                    238,030              651,133           889,163        (806,965)           555,623           (251,342)
  Foreign exchanges
    Financial             (3,707,780)            (715,012)       (4,422,792)      3,978,609           (115,107)         3,863,502
    Currencies               --                 --                  --             (872,145)         --                  (872,145)
    Other                    (45,572)               8,038           (37,534)        (35,419)            12,338            (23,081)
Forward Contracts:
    Currencies             3,430,918            1,151,180         4,582,098       3,925,338           (211,599)         3,713,739
                        --------------   --------------------   -----------   --------------   --------------------   -----------
                          $2,598,999         $    (39,003)      $ 2,559,996    $ 13,690,590         $  680,611        $14,371,201
                        --------------   --------------------   -----------   --------------   --------------------   -----------
                        --------------   --------------------   -----------   --------------   --------------------   -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the three months ended June 30, 1996 and 1995, respectively.

                                 Three months ended June 30, 1996                      Three months ended June 30, 1995
                        ---------------------------------------------------   ---------------------------------------------------
                                            Change in Net                                         Change in Net
                         Net Realized         Unrealized                       Net Realized         Unrealized
                        Gains (Losses)       Gains/Losses          Total      Gains (Losses)       Gains/Losses          Total
                        --------------   --------------------   -----------   --------------   --------------------   -----------
Futures Contracts:
  Domestic exchanges
    Financial             $2,225,022         $ (1,820,767)      $   404,255    $  1,747,371        $    (42,520)      $ 1,704,851
    Currencies               --                 --                  --            3,953,644          (3,904,663)           48,981
    Other                  1,079,244            1,368,131         2,447,375         181,523             166,596           348,119
  Foreign exchanges
    Financial             (3,282,531)            (398,274)       (3,680,805)      1,976,674            (646,288)        1,330,386
    Currencies               --                 --                  --             (872,145)          --                 (872,145)
    Other                    (45,572)              48,588             3,016             922              13,359            14,281
Forward Contracts:
    Currencies             2,147,217              854,459         3,001,676       3,843,727          (4,262,750)         (419,023)
                        --------------   --------------------   -----------   --------------   --------------------   -----------
                          $2,123,380         $     52,137       $ 2,175,517    $ 10,831,716        $ (8,676,266)      $ 2,155,450
                        --------------   --------------------   -----------   --------------   --------------------   -----------
                        --------------   --------------------   -----------   --------------   --------------------   -----------

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Trust commenced operations on January 5, 1995 with gross proceeds of $25,262,800 allocated to commodities trading.

   At June 30, 1996, 100% of the Trust's net assets were allocated to commodity trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the equity in its trading and cash accounts.

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

   Since the Trust's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Managing Owner attempts to minimize these risks by requiring the Trust's trading managers to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Trust's futures, forward and options contracts.

   The Trust does not have, nor does it expect to have, any capital assets.

   Redemptions of limited interests for the six and three months ended June 30, 1996 were $4,406,556 and $3,175,293, respectively, and from the commencement of operations, January 5, 1995, to June 30, 1996 were $13,024,749. Additional contributions raised through the continuous offering resulted in additional gross proceeds to the Trust of $14,895,400 and $5,535,600 for the six and three months ended June 30, 1996, respectively, and $32,515,800 from the commencement of operations to June 30, 1996. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Interest as of June 30, 1996 was $144.48, an increase of 1.28% from the December 31, 1995 net asset value per Interest of $142.65.

   The Trust's performance was positive in the month of April. Profits were earned in the currencies, energies, metals, grains and softs sectors while losses occurred in the financials and stock indices sectors. The U.S. dollar was the currency of choice in world markets as relatively high U.S. bond yields attracted investors. Profits in the currencies sector were reaped from positions in the German mark and Swiss franc as the dollar's position in world currency markets was boosted by bearish economic news from Germany. Prices soared in crude oil as refiners rushed to meet the summertime demand for gasoline. Profits were generated in gold and silver although metals markets in general remained trendless. A run-up in commodity prices occurred in April which generated profits and positions in corn benefited from expectations of a poor wheat crop. With the exception of the U.S. sector, positions in interest rates overall were unprofitable as global markets responded to the threat of U.S. inflation.

   The Trust's performance was negative in the month of May. Profits earned in the currencies sector were offset by losses in the financials, stock indices, softs, metals, energies, and grains sectors. Among the factors affecting foreign exchange markets in May were the continued strength of the U.S. dollar against most major currencies and a comparatively vigorous U.S. economy. Gains were made in Swiss franc and

Japanese yen positions. In the financials sector, bond markets remained volatile as investors struggled to interpret conflicting U.S. economic reports out of Washington. Losses were taken in Japanese, British and German bond positions. In the softs sector, cotton prices reacted to U.S. weather conditions, dropping in price late in the month. Coffee prices reversed as anticipated freezes in Brazil became less likely to occur. Positions in both were unprofitable. In the energies sector, political pressure and prospects of increasing supply brought crude oil and heating oil prices down; positions in light crude were unprofitable. In the base metals sector, copper declined on increased selling of metals from the Far East and market expectations that a surplus of copper could occur in the second half of this year.

   The Trust's performance was positive in the month of June. Profits earned in the metals, currencies, energies, softs and grains sectors offset losses in the financials and stock indices sectors. Metal markets were impacted by repercussions from the Sumitomo copper trading losses, providing profits in copper positions. Profits were also reaped in gold and silver positions as the world supply of gold increased and both gold and silver prices continued their downward trends. In the currency markets, the U.S. dollar reached a 28-month high against the Japanese yen early in June, ending down somewhat at month's end as investors turned to higher yielding currencies such as the British pound. Positions in the Japanese yen and British pound were profitable. In the energies sector, positions in light crude oil were profitable despite threats to world oil supplies in light of renewed tension between Iraq and the UN's inspection team and the bombing of the U.S. military base in Saudi Arabia. Crude oil prices rose close to $1.50, reflecting continued inventory shortages. In the financials sector, losses were taken in positions in CBOT, German, Australian and Japanese bonds. Volatility in the global interest rate markets negatively impacted performance. Bond markets worldwide largely reacted to the U.S. bond market which remained particularly sensitive to U.S. economic data and hints of inflation.

   Interest income is earned on the net equity held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased approximately $407,000 and $138,000 for six and three months ended June 30, 1996 compared to the corresponding periods in 1995 primarily due to a higher net equity in the Trust as a result of additional contributions and strong trading performance in 1995.

   Commissions are calculated on the Trust's net asset value at the beginning of the month and, therefore, vary according to trading performance, contributions and redemptions. Commissions for the six and three months ended June 30, 1996 increased approximately $802,000 and $297,000 compared to the corresponding periods in 1995. These increases were primarily due to a higher monthly net asset values as a result of additional contributions and strong trading performance in 1995.

   All trading decisions for the Trust are made by John W. Henry & Co., Inc. (the ``Trading Manager''). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees for the six and three months ended June 30, 1996 increased approximately $372,000 and $150,000 as compared to the corresponding periods in 1995 because of additional contributions and strong trading performance in 1995.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement between the Trust, the Managing Owner and the Trading Manager. Incentive fees of approximately $1,841,000 and $134,000 generated during the six and three months ended June 30, 1995, respectively, were the result of favorable trading performance during those periods. No incentive fees were generated during the six months ended June 30, 1996.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

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

           4.3--Request for Redemption (incorporated by reference to Exhibit D to the Registrant's Registration Statement on Form S-1, File No. 33-81534, dated as of September 13, 1994)

          27.1--Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K

            Registrant's Current Report on Form 8-K dated May 14, 1996, as filed with the Securities and Exchange Commission on May 16, 1996, relating to Item 4 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversified Futures Trust I
By: Prudential Securities Futures Management
Inc.
    A Delaware corporation, Managing Owner
     By: /s/ Steven Carlino                       Date: August 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant