Form 10-Q
period 1996-09-30
DIVERSIFIED FUTURES TRUST I
filed 1996-11-13
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-26004

                          DIVERSIFIED FUTURES TRUST I
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                13-3780260
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

One New York Plaza, 13th Floor, New York, New York      10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $60,989,889      $46,513,372
Net unrealized gain on open commodity positions                          7,605,922        2,991,304
                                                                      -------------     ------------
Net equity                                                              68,595,811       49,504,676
Other receivable                                                            22,245           14,831
                                                                      -------------     ------------
Total assets                                                           $68,618,056      $49,519,507
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 2,192,462      $ 2,658,946
Management fee payable                                                     228,726          165,065
Incentive fee payable                                                       43,018               --
                                                                      -------------     ------------
Total liabilities                                                        2,464,206        2,824,011
                                                                      -------------     ------------
Commitments
Trust capital
Limited interests (442,381.092 and 323,307.195 interests
  outstanding)                                                          65,492,259       46,119,407
General interests (4,469 and 4,038.530 interests outstanding)              661,591          576,089
                                                                      -------------     ------------
Total trust capital                                                     66,153,850       46,695,496
                                                                      -------------     ------------
Total liabilities and trust capital                                    $68,618,056      $49,519,507
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general interests (``Interests'')      $    148.04      $    142.65
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

            The accompanying notes are an integral part of these statements

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        For the period
                                                             from
                                                       January 5, 1995
                                                       (commencement of
                                      Nine Months        operations)             Three Months ended
                                         ended             through                  September 30,
                                     September 30,      September 30,       -----------------------------
                                         1996                1995               1996             1995
---------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions              $   875,279        $ 13,550,504       $(1,723,720 )    $   (140,086)
Change in net unrealized
  gain/loss on commodity
  positions                             4,614,618            (115,789)        4,653,621          (796,400)
Interest income                         2,168,868           1,600,788           782,377           620,858
                                     -------------     ----------------     ------------     ------------
                                        7,658,765          15,035,503         3,712,278          (315,628)
                                     -------------     ----------------     ------------     ------------
EXPENSES
Commissions                             3,331,834           2,186,372         1,179,635           836,068
Management fees                         1,735,241           1,173,868           617,286           427,680
Incentive fees                             43,018           1,841,206            43,018                --
                                     -------------     ----------------     ------------     ------------
                                        5,110,093           5,201,446         1,839,939         1,263,748
                                     -------------     ----------------     ------------     ------------
Net income (loss)                     $ 2,548,672        $  9,834,057       $ 1,872,339      $ (1,579,376)
                                     -------------     ----------------     ------------     ------------
                                     -------------     ----------------     ------------     ------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                     $ 2,523,115        $  9,688,801       $ 1,855,290      $ (1,559,320)
                                     -------------     ----------------     ------------     ------------
                                     -------------     ----------------     ------------     ------------
General interests                     $    25,557        $    145,256       $    17,049      $    (20,056)
                                     -------------     ----------------     ------------     ------------
                                     -------------     ----------------     ------------     ------------
NET INCOME (LOSS) PER WEIGHTED
AVERAGE LIMITED AND GENERAL
INTEREST
Net income (loss) per weighted
  average limited and general
  interest                            $      6.34        $      33.24       $      4.35      $      (5.10)
                                     -------------     ----------------     ------------     ------------
                                     -------------     ----------------     ------------     ------------
Weighted average number of
  limited and general interests
  outstanding                             402,042             295,863           430,051           309,898
                                     -------------     ----------------     ------------     ------------
                                     -------------     ----------------     ------------     ------------
---------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1995            327,345.725     $46,119,407     $576,089      $46,695,496
Contributions                               164,986.430      23,425,200       83,500       23,508,700
Net income                                           --       2,523,115       25,557        2,548,672
Redemptions                                 (45,482.063)     (6,575,463)     (23,555 )     (6,599,018)
                                           ------------     -----------     ---------     -----------
Trust capital--September 30, 1996           446,850.092     $65,492,259     $661,591      $66,153,850
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------

-----------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these statements

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Diversified Futures Trust I (the ``Trust'') as of September 30, 1996 and the results of its operations for the nine and three months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   Following the close of its initial offering period, the Trust commenced operations on January 5, 1995 and continued to offer interests on a monthly basis until its continuous offering period expired on August 31, 1996.

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

   As of September 30, 1996, a non-U.S. affiliate of the Managing Owner owns 6,092 limited interests of the Trust.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1996 and December 31, 1995, such segregated assets totalled $54,002,546 and $38,453,139, respectively.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $13,238,735 and $11,074,805 at September 30, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1996 and December 31, 1995, the Trust's open forward and futures contracts mature within one year.

   At September 30, 1996 and December 31, 1995, gross contract amounts of open futures and forward contracts are:

                                      September 30,    December 31,
                                          1996             1995
                                      -------------    ------------
Financial Futures Contracts:
  Commitments to purchase             $ 616,648,200    $355,381,599
  Commitments to sell                 $  23,820,375    $ 43,243,625
Currency Forward Contracts:
  Commitments to purchase             $  73,707,319    $  2,211,904
  Commitments to sell                 $ 116,598,452    $ 65,731,133
Other Futures Contracts:
  Commitments to purchase             $  12,500,314    $  9,454,717
  Commitments to sell                 $  55,645,036    $ 12,669,806

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

   At September 30, 1996 and December 31, 1995, the fair values of futures and forward contracts were:

                                           September 30, 1996             December 31, 1995
                                       --------------------------     --------------------------
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   66,300     $   530,031     $  780,969      $  --
     Other                              2,294,450         155,232      1,264,572           5,200
  Foreign exchanges
     Financial                          4,697,015         133,277        975,707           4,182
     Other                                 12,167              --          2,706         --
Forward Contracts:
     Currencies                         1,766,476         411,946        597,726         620,994
                                       ----------     -----------     ----------     -----------
                                       $8,836,408     $ 1,230,486     $3,621,680      $  630,376
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the nine months ended September 30, 1996 and 1995, respectively.

                                           Nine months ended              Nine months ended
                                           September 30, 1996             September 30, 1995
                                       --------------------------     --------------------------
                                                Average                        Average
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  693,183     $   167,801     $  288,159      $   42,524
     Currencies                                --              --      1,483,672         111,558
     Other                              1,048,386         198,414        519,100         149,256
  Foreign exchanges
     Financial                          1,735,903         186,544        547,808          64,955
     Other                                 14,291           3,999          8,585           2,162
Forward Contracts:
     Currencies                         1,694,817         733,801      1,747,852         480,213
                                       ----------     -----------     ----------     -----------
                                       $5,186,580     $ 1,290,559     $4,595,176      $  850,668
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended September 30, 1996 and 1995, respectively.

                                         Three months ended          Three months ended
                                         September 30, 1996          September 30, 1995
                                      ------------------------    ------------------------
                                              Average                     Average
                                             Fair Value                  Fair Value
                                      ------------------------    ------------------------
                                        Assets      Liabilities     Assets      Liabilities
                                      ----------    ----------    ----------    ----------
Futures Contracts:
  Domestic exchanges
     Financial                        $   58,328    $  412,469    $  125,984    $   85,428
     Currencies                               --            --       921,150        79,488
     Other                             1,590,502       204,103       490,936       192,542
  Foreign exchanges
     Financial                         3,031,001       149,760       318,684       128,552
     Other                                17,422            --        16,302         1,408
Forward Contracts:
     Currencies                        1,183,744       897,071       363,769       516,089
                                      ----------    ----------    ----------    ----------
                                      $5,880,997    $1,663,403    $2,236,825    $1,003,507
                                      ----------    ----------    ----------    ----------
                                      ----------    ----------    ----------    ----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the nine months ended September 30, 1996 and 1995, respectively.

                                Nine months ended September 30, 1996                 Nine months ended September 30, 1995
                         --------------------------------------------------   ---------------------------------------------------
                                             Change in Net                                        Change in Net
                          Net Realized         Unrealized                      Net Realized         Unrealized
                         Gains (Losses)       Gains/Losses         Total      Gains (Losses)       Gains/Losses          Total
                         --------------   --------------------   ----------   --------------   --------------------   -----------
Futures Contracts:
  Domestic exchanges
    Financial              $  930,808         $ (1,244,700)      $ (313,892)   $  1,935,739         $   27,913        $ 1,963,652
    Currencies                     --                   --               --       5,570,500           (131,850)         5,438,650
    Other                   1,360,553              879,846        2,240,399      (1,625,130)           233,774         (1,391,356)
  Foreign exchanges
    Financial              (2,450,892)           3,592,213        1,141,321       2,686,818            476,325          3,163,143
    Other                     (71,380)               9,461          (61,919)        (14,592)            10,968             (3,624)
Forward Contracts:
    Currencies              1,106,190            1,377,798        2,483,988       4,997,169           (732,919)         4,264,250
                         --------------   --------------------   ----------   --------------        -----------       -----------
                           $  875,279         $  4,614,618       $5,489,897    $ 13,550,504         $ (115,789)       $13,434,715
                         --------------   --------------------   ----------   --------------        ----------        -----------
                         --------------   --------------------   ----------   --------------        ----------        -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the three months ended September 30, 1996 and 1995, respectively.

                               Three months ended September 30, 1996                 Three months ended September 30, 1995
                        ---------------------------------------------------   ---------------------------------------------------
                                            Change in Net                                         Change in Net
                         Net Realized         Unrealized                       Net Realized         Unrealized
                        Gains (Losses)       Gains/Losses          Total      Gains (Losses)       Gains/Losses          Total
                        --------------   --------------------   -----------   --------------   --------------------   -----------
Futures Contracts:
  Domestic exchanges
    Financial            $ (1,752,595)        $ (110,358)       $(1,862,953)   $   (566,832)        $ (329,943)       $  (896,775)
    Currencies                     --                 --                 --       1,444,044           (213,350)         1,230,694
    Other                   1,122,523            228,713          1,351,236        (818,165)          (321,849)        (1,140,014)
  Foreign exchanges
    Financial               1,256,888          4,307,225          5,564,113      (1,291,791)           591,432           (700,359)
    Other                     (25,808)             1,423            (24,385)         20,827             (1,370)            19,457
Forward Contracts:
    Currencies             (2,324,728)           226,618         (2,098,110)      1,071,831           (521,320)           550,511
                        --------------   --------------------   -----------   --------------        ----------        ------------
                         $ (1,723,720)        $4,653,621        $ 2,929,901    $   (140,086)        $ (796,400)       $  (936,486)
                        --------------   --------------------   -----------   --------------        ----------        ------------
                        --------------   --------------------   -----------   --------------        ----------        ------------

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Trust commenced operations on January 5, 1995 with gross proceeds of $25,262,800 allocated to commodities trading. The Trust continued to offer interests on a monthly basis until the continuous offering period ended pursuant to the terms of the offering on August 31, 1996.

   At September 30, 1996, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the equity in its trading and cash accounts.

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

   Since the Trust's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Managing Owner attempts to minimize these risks by requiring the Trust's trading manager to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Trust's futures, forward and options contracts.

   The Trust does not have, nor does it expect to have, any capital assets.

   Redemptions of limited interests for the nine and three months ended September 30, 1996 were $6,575,463 and $2,168,907, respectively. Redemptions of general interests for the three months ended September 30, 1996 were $23,555. Redemptions of limited and general interests from the commencement of operations, January 5, 1995, to September 30, 1996 were $15,193,656 and $23,555, respectively. Additional contributions raised through the continuous offering period, which began on January 5, 1995 and expired on August 31, 1996, resulted in additional gross proceeds to the Trust of $23,508,700 and $8,613,300 during the nine and three months ended September 30, 1996, respectively, and $41,129,100 from the commencement of operations to August 31, 1996. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Interest as of September 30, 1996 was $148.04, an increase of 3.78% from the December 31, 1995 net asset value per Interest of $142.65.

   The Trust's net asset value per Interest declined during the month of July. Profits earned in the softs, financial and energies sectors were offset by losses in the currencies, metals, grains and stock indices sectors. In the softs sector, gains were taken in short coffee and long sugar positions. Further profits were incurred in the financials sector with long positions in Australian, German, British and French bonds. Whipsawed by a volatile U.S. stock market, global bond markets recovered somewhat by month's end as reports indicated a slowing U.S. economy. In the energies sector, reports that the U.S. was about to endorse procedures for the implementation of the Iraq/U.N. oil sales agreement pushed crude oil prices down, but prices firmed by month's end proving profitable for long positions in light crude oil. Trading as a whole in foreign exchange was unprofitable. The U.S. dollar weakened against major European currencies and the Japanese yen, as some investors fled U.S. assets in search of more stable markets. Gains in British pound and German mark positions were outweighted by losses in Japanese yen, Swiss franc and Australian dollar positions. In the metals sector, short positions in gold, silver and copper proved unprofitable. In the grains sector, long corn positions caused losses as rainy weather improved the outlook for this largely Midwestern crop, thereby lowering prices. The weakness in the U.S. stock market negatively impacted both European and Asian stock markets as trading in stock indices was unprofitable.

   The Trust's performance was relatively flat during the month of August. Profits earned in the financials and energies sectors were offset by losses in the currencies, softs, metals, grains and stock indices sectors. Trading was thin in both the financial and commodity markets as summer vacations lowered participation. In the financials markets, positions in Australian and Japanese bonds were profitable. Japanese government bonds benefitted from a key report indicating the business outlook for the Japanese economy had worsened. With fears of rising rates abated, bond prices of that nation hit new contract highs. In the energies sector, long positions in light crude oil were profitable when prices soared as increasing demand from developing nations, low inventories worldwide and a potentially disruptive hurricane season caused concern. In the currencies sector, positions in the Swiss franc, German mark and Australian dollar were unprofitable. The U.S. dollar, German mark and Japanese yen fluctuated as investors responded to various economic reports and policy decisions on interest rates. In the softs sector, positions in coffee and cotton were unprofitable. Prices of corn, cotton and coffee were buffeted by shifting weather patterns and concerns over the late development of crops. In the grains sector, positions in corn and soybean oil were also unprofitable.

   The Trust's performance was positive in the month of September. Profits earned in the financials, energies, metals, grains and currencies sectors offset losses in the stock indices and softs sectors. In the financials sector, German, Italian, French, Japanese and Australian bond positions were profitable. Global bond markets remained sensitive to economic reports and short-term interest rate scenarios in the major industrialized nations. However, by month's end foreign investors were shifting assets into the higher yielding U.S. bond markets as it became clear that European interest rates would remain comparatively low. In the energies sector, light crude oil positions also resulted in strong gains as renewed tensions in the Middle East pressured prices. In the metals sector, investors were net sellers of gold on news of the International Monetary Fund's plan to sell five million ounces from its own reserves to help pay the debts of the poorest nations. Positions in gold and silver produced gains. In the grains sector, profits were taken in corn positions. In the currencies sector, the U.S. dollar strengthened against most major currencies, reflecting new confidence in the formation of the European Monetary Union, an unexpected decline in Switzerland's key interest rate, and weak industrial production reports from Japan. Profits in Japanese yen positions more than offset losses in German mark and Swiss franc positions.

   Interest income is earned on the net equity held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased approximately $568,000 and $162,000 for the nine and three months ended September 30, 1996 compared to the corresponding periods in 1995 primarily due to a higher net equity as a result of additional contributions and strong trading performance during the first half of 1995.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance, contributions and redemptions. Commissions for the nine and three months ended September 30, 1996 increased approximately $1,145,000 and $344,000 compared to the corresponding periods in 1995. These increases were primarily due to a higher monthly net asset values as a result of additional contributions and strong trading performance during the first half of 1995.

   All trading decisions for the Trust are made by John W. Henry & Co., Inc. (the ``Trading Manager''). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees for the nine and three months ended September 30, 1996 increased approximately $561,000 and $190,000 as compared to the corresponding periods in 1995 because of additional contributions and strong trading performance during the first half of 1995.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement between the Trust, the Managing Owner and the Trading Manager. Incentive fees of approximately $43,000 and $1,841,000 were generated during the three months ended September 30, 1996 and the period from January 5, 1995 through June 30, 1995 as a result of favorable trading performance during the respective periods.

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

Diversified Futures Trust I
By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

    By: /s/ Steven Carlino                       Date: November 13, 1996
    ----------------------------------------
    Steven Carlino
    Vice President
    Chief Accounting Officer for the
    Registrant
                                       11