Form 10-K
period 1996-12-31
DIVERSIFIED FUTURES TRUST I
filed 1997-03-28
CIK 926805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-26004

                          DIVERSIFIED FUTURES TRUST I
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                             13-3780260
--------------------------------------------------------------------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

One New York Plaza, 14th Floor, New York, New York                  10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:
                                               None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                        Limited Interests
--------------------------------------------------------------------------------
                                         (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of August 25, 1994, included as part of the Registration Statement on Form S-1 (File No. 33-81534) filed with the Securities and Exchange Commission on September 13, 1994, pursuant to Rule 424(b) of the Securities Act of 1933, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Registrant's Annual Report to Interest holders for the year ended December 31, 1996 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                                Index to exhibits can be found on pages 7 and 8.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4

PART II
Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     5
Item  8    Financial Statements and Supplementary Data......................................     5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     5

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     5
Item 11    Executive Compensation...........................................................     6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     6
Item 13    Certain Relationships and Related Transactions...................................     6

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           Financial Statements and Financial Statement Schedules...........................     7
           Exhibits.........................................................................     7
           Reports on Form 8-K..............................................................     8
SIGNATURES..................................................................................     9

                                     PART I

Item 1. Business

General

   Diversified Futures Trust I (the ``Registrant''), a Delaware Business Trust, was organized under the Delaware Business Trust Act on May 18, 1994 and will terminate on December 31, 2014 unless terminated sooner under the provisions of the Amended and Restated Declaration of Trust and Trust Agreement (the ``Trust Agreement''). The Registrant's trustee is Wilmington Trust Company. The Registrant was formed to engage in the speculative trading of commodity futures and forward contracts. On January 5, 1995, the Registrant completed its offering and raised $25,262,800 from the sale of 249,628 limited interests (``Limited Interests'') and 3,000 general interests (``General Interests'') (collectively, the ``Interests'') and commenced operations. The Registrant's fiscal year for book and tax purposes ends on December 31.

   The Registrant was permitted to sell a maximum of $50,000,000 of Limited Interests, plus $50,000,000 of additional Limited Interests when Prudential Securities Incorporated (``PSI'') and Prudential Securities Futures Management Inc. (the ``Managing Owner'') exercised the over-subscription option granted to them by the Trust Agreement. Following the close of the initial offering period (which closed on December 12, 1994), additional Interests were offered and sold monthly at their month-end net asset value (``NAV'') per Interest during a continuous offering period (``Continuous Offering Period'') which expired on August 31, 1996. Additional contributions raised during the Continuous Offering Period resulted in additional proceeds to the Registrant of $41,129,100 from the sale of 299,640 Limited Interests and 1,628 General Interests.

   All trading decisions for the Registrant are being made by John W. Henry & Co., Inc. (the ``Trading Manager''), an independent commodity trading manager which manages the Registrant's assets pursuant to five trading programs developed by the Trading Manager. The Managing Owner retains the authority to override trading instructions that violate the Registrant's trading policies.

   The Registrant is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

Managing Owner

   The Managing Owner of the Registrant is a wholly-owned subsidiary of PSI, the Registrant's commodity broker and principal underwriter and selling agent of its Interests. PSI is a wholly-owned subsidiary of Prudential Securities Group Inc. The Managing Owner is required to maintain at least a 1% interest in the Registrant as long as it is acting as the Registrant's managing owner.

Competition

   The Managing Owner and its affiliates have formed, and may continue to form, various entities to invest in the speculative trading of futures and forward contracts which have certain of the same investment policies as the Registrant.

   The Registrant was an open-end fund which solicited the sale of additional Interests on a monthly basis until the Continuous Offering Period expired. As such, the Registrant does not compete with other entities to attract new participants. However, to the extent that the Trading Manager recommends similar or identical trades to the Registrant and other accounts which they manage, the Registrant may compete with those accounts for the execution of the same or similar trades.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement. See Notes A, C and D to the Registrant's annual report to Interest holders for the year ended December 31, 1996 (``Registrant's 1996 Annual Report'') which is filed as an exhibit hereto.

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   As of March 3, 1997, there were 3,008 holders of record owning 405,844 Interests which include 4,059 General Interests. A significant secondary market for the Interests has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interest holder to transfer Interests. The Trust Agreement provides that an Interest holder may redeem its Interests as of the last business day of any full calendar quarter (beginning with the end of the first full calendar quarter of the Registrant's operations, which was June 30, 1996) at the then current NAV per Interest. Consequently, holders of Interests may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

                                                           Year Ended     Period from January 5, 1995
                                                          December 31,    (commencement of operations)
                                                              1996            to December 31, 1995
                                                          ------------    ----------------------------
Net realized gain on commodity transactions               $22,881,256             $ 13,730,954
                                                          -----------         ----------------
                                                          -----------         ----------------
Change in net unrealized gain on open commodity
  positions                                               $(1,477,961 )           $  2,991,304
                                                          -----------         ----------------
                                                          -----------         ----------------
Commissions                                               $ 4,747,920             $  3,084,349
                                                          -----------         ----------------
                                                          -----------         ----------------
Management fees                                           $ 2,529,237             $  1,647,574
                                                          -----------         ----------------
                                                          -----------         ----------------
Incentive fees                                            $ 2,098,515             $  1,841,206
                                                          -----------         ----------------
                                                          -----------         ----------------
Net income                                                $15,110,020             $ 12,430,489
                                                          -----------         ----------------
                                                          -----------         ----------------
Allocation of net income:
  Limited Interests                                       $14,958,815             $ 12,254,400
                                                          -----------         ----------------
                                                          -----------         ----------------
  General Interests                                       $   151,205             $    176,089
                                                          -----------         ----------------
                                                          -----------         ----------------
  Net income per weighted average Interest                $     36.56             $      40.56
                                                          -----------         ----------------
                                                          -----------         ----------------
Total assets                                              $81,040,831             $ 49,519,507
                                                          -----------         ----------------
                                                          -----------         ----------------
Redemptions                                               $13,822,703             $  8,618,193
                                                          -----------         ----------------
                                                          -----------         ----------------
Net asset value per Interest                              $    176.16             $     142.65

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 and 11 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

   Supplementary data specified by Item 302 of Regulation S-K (selected quarterly financial data) is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Reference is made to the Registrant's Current Report on Form 8-K dated May 14, 1996, as filed with the Securities and Exchange Commission on May 16, 1996 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing Owner.

   The Managing Owner's directors and executive officers and any person holding more than ten percent of the Registrant's Interests (``Ten Percent Owners'') are required to report their initial ownership of such Interests and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner's directors and executive officers or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
James M. Kelso                  President and Director
Barbara J. Brooks               Treasurer and Chief Financial Officer
Steven Carlino                  Vice President and Chief Accounting Officer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director

   JAMES M. KELSO, age 42, is the President and a Director of Prudential Securities Futures Management Inc. He is a Senior Vice President of Futures Administration of PSI. He is also the President and a Director of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. He has held several positions within PSI since July 1981.

   BARBARA J. BROOKS, age 48, is the Treasurer and Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Treasurer and Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 33, is a Vice President of Prudential Securities Futures Management Inc. He is a First Vice President of PSI. He is also a Vice President of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

  A. LAURENCE NORTON, JR., age 58, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and head of its Futures Division. He is also a Director of Seaport Futures Management, Inc. Most recently, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

  GUY S. SCARPACI, age 50, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

  There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and/or executive officers have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the Managing Owner for their services. Certain directors and officers of the Managing Owner receive compensation from affiliates of the Managing Owner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the Managing Owner believes that any compensation attributable to services performed for the Registrant is immaterial. (See also
Item 13, Certain Relationships and Related Transactions, for information regarding compensation to the Managing Owner.)

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 3, 1997, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 3, 1997, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrant.

   As of March 3, 1997, no owners of Limited Interests beneficially own more than five percent (5%) of the Limited Interests issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 1996 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                              Page
                                                                                             Number
                                                                                          ------------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)      1.   Financial Statements and Reports of Independent Accountants--Incorporated
              by reference to the Registrant's 1996 Annual Report which is filed as an exhibit hereto
              Reports of Independent Accountants:
              Report of Independent Accountants as of December 31, 1996 and for the
              year then ended                                                                  2
              Independent Auditors' Report as of December 31, 1995 and the period from
              January 5, 1995 (commencement of operations) to December 31, 1995                2A
              Financial Statements:
              Statements of Financial Condition--December 31, 1996 and 1995                    3
              Statements of Operations--Year Ended December 31, 1996 and the period
              from January 5, 1995 (commencement of operations) to December 31, 1995           4
              Statements of Changes in Trust Capital--Year ended December 31, 1996 and the period from January 5, 1995 (commencement of operations) to December
              31, 1995                                                                         4
              Notes to Financial Statements                                                    5
         2.   Financial Statement Schedules
              All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
         3.   Exhibits
              Description:
        3.1   Amended and Restated Declaration of Trust and Trust Agreement of the
        and   Registrant dated as of August 25, 1994, (incorporated by reference to
        4.1   Exhibits 3.1 and 4.1 of Registrant's Quarterly Report on Form 10-Q for
              the period ended September 30, 1994)
        4.2   Subscription Agreement (incorporated by reference to Exhibit C to the
              Registrant's Registration Statement on Form S-1, File No. 33-81534, dated as of September 13, 1994)
        4.3   Request for Redemption (incorporated by reference to Exhibit D to the
              Registrant's Registration Statement on Form S-1, File No. 33-81534, dated as of September 13, 1994)
       10.1   Escrow Agreement, dated as of September 13, 1994, among the Registrant,
              Prudential Securities Futures Management Inc., Prudential Securities
              Incorporated and The Bank of New York (incorporated by reference to
              Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the
              period ended September 30, 1994)

       10.2   Brokerage Agreement, dated as of January 4, 1995, between the Registrant and Prudential Securities Incorporated (incorporated by reference to
              Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)
       10.3   Advisory Agreement, dated as of September 13, 1994, among the Registrant,
              Prudential Securities Futures Management Inc., and John W. Henry & Co.,
              Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's
              Quarterly Report on Form 10-Q for the period ended September 30, 1994)
       10.4   Representation Agreement Concerning the Registration Statement and the
              Prospectus, dated as of September 13, 1994, among the Registrant,
              Prudential Securities Futures Management Inc., Prudential Securities
              Incorporated, Wilmington Trust Company and John W. Henry & Co., Inc.
              (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly
              Report on Form 10-Q for the period ended September 30, 1994)
       10.5   Net Worth Agreement, dated as of September 13, 1994, between Prudential
              Securities Futures Management Inc. and Prudential Securities Incorporated
              (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly
              Report on Form 10-Q for the period ended September 30, 1994)
       10.6   Secured Demand Note, dated as of January 4, 1995, between Prudential
              Securities Group Inc. and Prudential Securities Futures Management Inc.
              (incorporated by reference to Exhibit 10.6 of the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1994)
       10.7   Secured Demand Note Collateral Agreement, dated as of January 4, 1995, between Prudential Securities Futures Management Inc. and Prudential
              Securities Group Inc. (incorporated by reference to Exhibit 10.7 of the
              Registrant's Annual Report on Form 10-K for the year ended December 31,
              1994)
       10.8   Form of Foreign Currency Addendum to Brokerage Agreement between the
              Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form
              10-Q for the period ended March 31, 1996)
        13.   Registrant's 1996 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's
              1996 Annual Report is to be deemed filed as part of this report) (filed herewith)
       16.1   Letter dated May 14, 1996 from Deloitte & Touche LLP to the Securities and Exchange Commission regarding change in certifying accountant
              (incorporated by reference to Exhibit 16.1 to the Registrant's Current
              Report on Form 8-K dated May 14, 1996)
       27.1   Financial Data Schedule (filed herewith)
(b)           Reports on Form 8-K
              No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Futures Trust I
By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner
     By: /s/ Steven Carlino                       Date: March 27, 1997
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner
    By: /s/ James M. Kelso                        Date: March 27, 1997
    -----------------------------------------
    James M. Kelso
    President and Director

    By: /s/ Barbara J. Brooks                     Date: March 27, 1997
    -----------------------------------------
    Barbara J. Brooks
    Treasurer and Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 27, 1997
    -----------------------------------------
    Steven Carlino
    Vice President

    By: /s/ A. Laurence Norton, Jr.               Date: March 27, 1997
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 27, 1997
    -----------------------------------------
    Guy S. Scarpaci
    Director