Form 10-Q
period 1997-03-31
DIVERSIFIED FUTURES TRUST I
filed 1997-05-15
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-26004

                          DIVERSIFIED FUTURES TRUST I
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3780260
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1997             1996
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $71,739,466     $79,506,881
Net unrealized gain on open commodity positions                          1,356,310       1,513,343
                                                                       -----------     ------------
Net equity                                                              73,095,776      81,020,224
Other receivable                                                            56,854          20,607
                                                                       -----------     ------------
Total assets                                                            73,152,630     $81,040,831
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 2,476,793     $ 7,223,685
Management fee payable                                                     243,842         270,136
Incentive fee payable                                                       70,715       2,055,497
                                                                       -----------     ------------
Total liabilities                                                        2,791,350       9,549,318
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (388,122.105 and 401,784.703 interests
  outstanding)                                                          69,657,566      70,776,499
General interests (3,921 and 4,059 interests outstanding)                  703,714         715,014
                                                                       -----------     ------------
Total trust capital                                                     70,361,280      71,491,513
                                                                       -----------     ------------
Total liabilities and trust capital                                    $73,152,630     $81,040,831
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interests ('Interests')        $    179.47     $    176.16
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                            1997            1996
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                              $2,778,108      $  475,619
Change in net unrealized gain on commodity positions                       (157,033)        (91,140)
Interest income                                                             945,840         649,153
                                                                        ------------     ----------
                                                                          3,566,915       1,033,632
                                                                        ------------     ----------

EXPENSES
Commissions                                                               1,411,875       1,026,931
Management fees                                                             737,765         531,213
Incentive fees                                                               70,715              --
                                                                        ------------     ----------
                                                                          2,220,355       1,558,144
                                                                        ------------     ----------
Net income (loss)                                                        $1,346,560      $ (524,512)
                                                                        ------------     ----------
                                                                        ------------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                        $1,333,093      $ (520,549)
                                                                        ------------     ----------
                                                                        ------------     ----------
General interests                                                        $   13,467      $   (3,963)
                                                                        ------------     ----------
                                                                        ------------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest      $     3.32      $    (1.43)
                                                                        ------------     ----------
                                                                        ------------     ----------
Weighted average number of limited and general interests outstanding        405,844         367,222
                                                                        ------------     ----------
                                                                        ------------     ----------
---------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1996            405,843.703     $70,776,499     $715,014      $71,491,513
Net income                                           --       1,333,093       13,467        1,346,560
Redemptions                                 (13,800.598)     (2,452,026)     (24,767 )     (2,476,793)
                                           ------------     -----------     ---------     -----------
Trust capital--March 31, 1997               392,043.105     $69,657,566     $703,714      $70,361,280
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Diversified Futures Trust I (the 'Trust') as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the 'Annual Report').

   Certain balances for prior periods have been reclassified to conform with current financial statement presentation.

B. Related Parties

   Prudential Securities Futures Management Inc., a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), is the managing owner of the Trust (the 'Managing Owner'). The Managing Owner and its affiliates perform services for the Trust which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to costs of organizing the Trust and offering its interests as well as its routine operational, administrative, legal and auditing fees.

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

   In connection with the Trust's interbank transactions, PSI engages in foreign currency forward transactions with the Trust and an affiliate of PSI who, as principal, attempts to earn a profit on the bid-ask spreads (which must be competitive) on any foreign currency forward transactions entered into between the Trust and PSI, on the one hand, and PSI and such affiliate on the other. In connection with its trading of foreign currencies in the interbank market, PSI may arrange bank lines of credit at major international banks. To the extent such lines of credit are arranged, PSI does not charge the Trust for maintaining such lines of credit, but requires margin deposits with respect to forward contract transactions.

   As of March 31, 1997, a non-U.S. affiliate of the Managing Owner owns 4,819 limited interests of the Trust.

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

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts, because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Trust must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Trust presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

   The Managing Owner attempts to minimize both credit and market risks by requiring the Trust's trading manager to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Trust.

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1997 and December 31, 1996, such segregated assets totalled $60,718,583 and $53,711,518, respectively. Part
30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $12,950,218 and $26,551,088 at March 31, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1997 and December 31, 1996, the Trust's open futures and forward contracts mature within one year.

   At March 31, 1997 and December 31, 1996, gross contract amounts of open futures and forward contracts are:

                                       March 31,      December 31,
                                          1997            1996
                                      ------------    ------------
Financial Futures Contracts:
  Commitments to purchase             $ 36,054,823    $246,536,386
  Commitments to sell                  390,059,564      85,149,239
Currency Forward Contracts:
  Commitments to purchase                4,909,749      55,393,671
  Commitments to sell                   58,143,906      61,497,457
Other Futures Contracts:
  Commitments to purchase                5,750,434       6,735,960
  Commitments to sell                    9,008,239      25,980,949

   The gross contract amounts represent the Trust's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or forward contract). The gross contract amounts significantly exceed the future cash requirements as the Trust intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the 'fair value' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Trust's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1997 and December 31, 1996, the fair value of futures and forward contracts were:

                                                  March 31, 1997               December 31, 1996
                                            --------------------------     --------------------------
                                                    Fair Value                     Fair Value
                                            --------------------------     --------------------------
                                              Assets       Liabilities       Assets       Liabilities
                                            ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $  819,600     $   --          $   66,450     $   175,344
     Other                                     975,090          62,690      1,219,801          58,011
  Foreign exchanges
     Financial                                 384,063         210,155        542,415         847,344
     Other                                      23,427         --               7,758         --
Forward Contracts:
     Currencies                                233,196         806,221      1,592,852         835,234
                                            ----------     -----------     ----------     -----------
                                            $2,435,376     $ 1,079,066     $3,429,276     $ 1,915,933
                                            ----------     -----------     ----------     -----------
                                            ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended March 31, 1997 and 1996, respectively.

                                                  Three months ended               Three months ended
                                                    March 31, 1997                   March 31, 1996
                                           --------------------------------    --------------------------
                                                  Average Fair Value               Average Fair Value
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $  237,920        $   68,581      $  957,488     $    6,581
     Other                                    1,158,505            69,519         673,592        208,091
  Foreign exchanges
     Financial                                  655,706           312,290       1,147,555        104,197
     Other                                        8,158           --                2,351          9,998
Forward Contracts:
     Currencies                               2,449,086         1,114,658       1,898,752        800,068
                                           --------------    --------------    ----------    ------------
                                             $4,509,375        $1,565,048      $4,679,738     $1,128,935
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the three months ended March 31, 1997 and 1996, respectively.

                                 Three months ended March 31, 1997                     Three months ended March 31, 1996
                        ---------------------------------------------------   ---------------------------------------------------
                                              Change in                                             Change in
                         Net Realized       Net Unrealized                     Net Realized       Net Unrealized
                        Gains (Losses)       Gains/Losses          Total      Gains (Losses)       Gains/Losses          Total
                        --------------   --------------------   -----------   --------------   --------------------   -----------
Futures Contracts:
  Domestic exchanges
    Financial            $ (1,142,649)       $    928,494       $  (214,155)    $  458,381          $  686,425        $ 1,144,806
    Other                     338,108            (249,390)           88,718       (841,214)           (716,998)        (1,558,212)
  Foreign exchanges
    Financial                (123,451)            478,837           355,386       (425,249)           (316,738)          (741,987)
    Other                       5,955              15,669            21,624        --                  (40,550)           (40,550)
Forward Contracts:
    Currencies              3,700,145          (1,330,643)        2,369,502      1,283,701             296,721          1,580,422
                        --------------   --------------------   -----------   --------------        ----------        -----------
                         $  2,778,108        $   (157,033)      $ 2,621,075     $  475,619          $  (91,140)       $   384,479
                        --------------   --------------------   -----------   --------------        ----------        -----------
                        --------------   --------------------   -----------   --------------        ----------        -----------

D. Subsequent Event

   All trading decisions are currently made by John W. Henry & Co., Inc. (the 'Trading Manager'). The Trading Manager has determined that its Yen Financial Portfolio no longer meets its original investment objectives and therefore, terminated its Yen Financial Porfolio effective March 31, 1997. Accordingly, as of April 1, 1997, the Managing Owner reallocated assets previously traded pursuant to the Yen Financial Portfolio to the Trading Manager's
G-7 Currency Portfolio, increasing the percentage of the Trust's assets allocated to that program by 3%.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Trust commenced operations on January 5, 1995 with gross proceeds of $25,262,800 allocated to commodities trading. The Trust continued to offer interests on a monthly basis until the continuous offering period ended pursuant to the terms of the offering on August 31, 1996, resulting in additional gross proceeds to the Trust of $41,129,100.

   At March 31, 1997, 100% of the Trust's net assets were allocated to commodity trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the equity in these accounts.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as 'daily limits.' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Trust from promptly liquidating its commodity futures positions.

   Since the Trust's business is to trade futures, forward and options contracts, its capital is at risk due to change in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contract (credit risk). The Managing Owner attempts to minimize these risks by requiring the Trust's trading manager to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Trust's futures, forward and options contracts. The Trust does not have, nor does it expect to have, any capital assets.

   Redemptions of limited interests and general interests for the three months ended March 31, 1997 were $2,452,026 and $24,767, respectively. Redemptions of limited and general interests from the commencement of operations, January 5, 1995, to March 31, 1997 were $24,797,142 and $120,547 respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Trading Manager has determined that its Yen Financial Portfolio no longer meets its original investment objectives and therefore, terminated its Yen Financial Porfolio effective March 31, 1997. Accordingly, as of
April 1, 1997, the Managing Owner reallocated assets previously traded pursuant to the Yen Financial Portfolio to the Trading Manager's G-7
Currency Portfolio, increasing the percentage of the Trust's assets allocated to that program by 3%.

Results of Operations

   The net asset value per Interest as of March 31, 1997 was $179.47, an increase of 1.88% from the December 31, 1996 net asset value per Interest of $176.16.

   The Trust's net asset value increased in January due to gains in the currency, metal, financial, stock index and soft sectors. The energy and grain sectors incurred losses. Investors' continuing focus on economic fundamentals in the currency markets drove the U.S. dollar to new highs against the Japanese yen. The German mark also declined against the dollar as investors became cautious in the face of bearish news on the German economy. In Britain, political realities took their toll on the pound, as prospects for an interest rate hike in Britain weakened, causing the pound to fall. Japanese yen, German mark, Swiss franc and French franc positions were profitable with losses in the British pound. In the metal sector, the Trust profited as gold prices declined to October 1993 levels and investors shifted assets into the booming equity markets. Copper positions also posted gains. In the financial sector, the U.S. government bond market was volatile as economic data revived inflation concerns resulting in losses for the Trust. German, Italian, French,

Australian and Japanese bond positions benefited the Trust. In the stock index sector, Nikkei and SFE positions were profitable as the Japanese stock index continued its downward trend. In the energy sector, crude oil prices were volatile caused by the unusual structure of the U.N./Iraq oil agreement which exaggerated market movements, both up and down. As a result, light crude oil positions were unprofitable.

   The Trust's net asset value decreased in February due to losses in the financial, metal, energy, stock index and grain sectors. Profits were earned in the currency and soft sectors. In the financial sector, U.S., Italian, Australian and Japanese bond positions posted losses. Continued speculation on the direction of interest rates fueled volatility in the global interest rate markets. Early in the month, the central banks in Germany, England and the U.S. announced their intention to keep rates stable, but speculation continued, as the focus in the U.S. turned immediately to the Federal Reserve's next policy committee meeting in March. In the metal sector, gold prices rose as the lowest spot prices since 1993 rekindled demand. Gold also spiked higher on news that the European Union would not condone the sale of central bank gold reserves to reduce government budget deficits. Positions in gold were unprofitable. Despite the best efforts of G-7 nations to talk the U.S. dollar down from its lofty peaks, defiant market players pushed the greenback to new highs against the German mark, Japanese yen and Swiss franc. Later in the month, hints by the U.S. Federal Reserve chairman of a possible interest rate hike sent the dollar soaring as it seemed the U.S. currency would retain its high-yield status in the global marketplace. German mark, Swiss franc and French franc positions posted gains. In the soft sector, coffee and cocoa positions were profitable. The two-month bull trend in coffee prices continued as unfavorable weather in Brazil and Colombia threatened 1997-1998 crop production and labor strife curtailed delivery of supplies.

   The Trust's slightly negative performance in March resulted from losses incurred in the metal, energy, stock index and financial sectors. Profits were earned in the currency, soft and grain sectors. In the metal sector, losses were incurred in silver positions. Precious metals were volatile during the month, partly reflecting uncertainty in world equity markets. In the energy sector, improving crude oil and natural gas inventories pushed prices down as positions in natural gas and light crude resulted in losses. Bond markets in the U.S. were buffeted by economic reports indicating a strengthening economy and a growing conviction that interest rate hikes would follow. Gains in U.S. bonds were offset by losses in German, French and British bond positions. In the currency sector, positions in the Japanese yen made gains as that currency continued to decline throughout the month, profiting the Trust's short positions. In the grain sector, positions in corn were profitable as short-term supply concerns drove prices upward.

   Interest income is earned on the net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased approximately $297,000 for the three months ended March 31, 1997 compared to the corresponding period in 1996. This increase was primarily due to a higher net equity in the Trust as a result of additional contributions through the continuous offering period and strong trading performance in 1997.

   Commissions are calculated on the Trust's net asset value at the beginning of the month and, therefore, vary according to trading performance, contributions and redemptions. Commissions for the three months ended March 31, 1997 increased approximately $385,000 compared to the corresponding period in 1996. This increase was primarily due to a higher monthly net asset values as a result of additional contributions and strong trading performance since the second quarter of 1996.

   All trading decisions for the Trust are made by John W. Henry & Co., Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees for the three months ended March 31, 1997 increased approximately $207,000 compared to the corresponding period in 1996 for the same reasons commissions increased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement between the Trust, the Managing Owner and the Trading Manager. Incentive fees of approximately $71,000 generated during the three months ended March 31, 1997 were the result of favorable trading performance during that period. No incentive fees were generated during the three months ended March 31, 1996.

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 15, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant