Form 10-Q
period 1997-06-30
DIVERSIFIED FUTURES TRUST I
filed 1997-08-14
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

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
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1997             1996
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $64,174,647     $79,506,881
Net unrealized gain on open commodity positions                          1,794,229       1,513,343
                                                                       -----------     ------------
Net equity                                                              65,968,876      81,020,224
Other receivable                                                            32,072          20,607
                                                                       -----------     ------------
Total assets                                                           $66,000,948     $81,040,831
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 3,383,745     $ 7,223,685
Management fee payable                                                     220,003         270,136
Incentive fee payable                                                           --       2,055,497
                                                                       -----------     ------------
Total liabilities                                                        3,603,748       9,549,318
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (368,157.559 and 401,784.703 interests
  outstanding)                                                          61,773,190      70,776,499
General interests (3,719 and 4,059 interests outstanding)                  624,010         715,014
                                                                       -----------     ------------
Total trust capital                                                     62,397,200      71,491,513
                                                                       -----------     ------------
Total liabilities and trust capital                                    $66,000,948     $81,040,831
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interests ('Interests')        $    167.79     $    176.16
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Six months ended               Three months ended
                                                     June 30,                        June 30,
                                            ---------------------------     ---------------------------
                                                1997            1996            1997            1996
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                              $(1,198,863 )    $2,598,999     $(3,976,971 )    $2,123,380
Change in net unrealized gain on
  commodity positions                           280,886         (39,003)        437,919          52,137
Interest income                               1,901,374       1,386,491         955,534         737,338
                                            ------------     ----------     ------------     ----------
                                                983,397       3,946,487      (2,583,518 )     2,912,855
                                            ------------     ----------     ------------     ----------

EXPENSES
Commissions                                   2,737,520       2,152,199       1,325,645       1,125,268
Management fees                               1,408,937       1,117,955         671,172         586,742
Incentive fees                                   70,715              --              --              --
                                            ------------     ----------     ------------     ----------
                                              4,217,172       3,270,154       1,996,817       1,712,010
                                            ------------     ----------     ------------     ----------
Net income (loss)                           $(3,233,775 )    $  676,333     $(4,580,335 )    $1,200,845
                                            ------------     ----------     ------------     ----------
                                            ------------     ----------     ------------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                           $(3,201,432 )    $  667,825     $(4,534,525 )    $1,188,374
                                            ------------     ----------     ------------     ----------
                                            ------------     ----------     ------------     ----------
General interests                           $   (32,343 )    $    8,508     $   (45,810 )    $   12,471
                                            ------------     ----------     ------------     ----------
                                            ------------     ----------     ------------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest              $     (8.11 )    $     1.74     $    (11.68 )    $     2.94
                                            ------------     ----------     ------------     ----------
                                            ------------     ----------     ------------     ----------
Weighted average number of limited and
  general interests outstanding                 398,943         388,037         392,043         408,852
                                            ------------     ----------     ------------     ----------
                                            ------------     ----------     ------------     ----------
-------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1996            405,843.703     $70,776,499     $715,014      $71,491,513
Net loss                                             --      (3,201,432)     (32,343 )     (3,233,775)
Redemptions                                 (33,967.144)     (5,801,877)     (58,661 )     (5,860,538)
                                           ------------     -----------     ---------     -----------
Trust capital--June 30, 1997                371,876.559     $61,773,190     $624,010       62,397,200
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Diversified Futures Trust I (the 'Trust') as of June 30, 1997 and the results of its operations for the six and three months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   As of June 30, 1997, a non-U.S. affiliate of the Managing Owner owns 4,681 limited interests of the Trust.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1997 and December 31, 1996, such segregated assets totalled $38,981,747 and $53,711,518, respectively. Part
30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $27,182,666 and $26,551,088 at June 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1997 and December 31, 1996, the Trust's open futures and forward contracts mature within one year.

   At June 30, 1997 and December 31, 1996, gross contract amounts of open futures and forward contracts are:

                                        June 30,      December 31,
                                          1997            1996
                                      ------------    ------------
Financial Futures Contracts:
  Commitments to purchase             $840,323,593    $246,536,386
  Commitments to sell                  127,692,209      85,149,239
Currency Forward Contracts:
  Commitments to purchase              111,789,484      55,393,671
  Commitments to sell                   50,313,613      61,497,457
Other Futures Contracts:
  Commitments to purchase                7,862,281       6,735,960
  Commitments to sell                   38,801,338      25,980,949

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

   At June 30, 1997 and December 31, 1996, the fair value of futures and forward contracts were:

                                                  June 30, 1997                December 31, 1996
                                            --------------------------     --------------------------
                                                    Fair Value                     Fair Value
                                            --------------------------     --------------------------
                                              Assets       Liabilities       Assets       Liabilities
                                            ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $  783,081     $   --          $   66,450     $   175,344
     Other                                   1,025,410         320,263      1,219,801          58,011
  Foreign exchanges
     Financial                                 887,095         427,734        542,415         847,344
     Other                                      42,177         --               7,758         --
Forward Contracts:
     Currencies                              1,329,464       1,525,001      1,592,852         835,234
                                            ----------     -----------     ----------     -----------
                                            $4,067,227     $ 2,272,998     $3,429,276     $ 1,915,933
                                            ----------     -----------     ----------     -----------
                                            ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the six months ended June 30, 1997 and 1996, respectively.

                                                   Six months ended                 Six months ended
                                                    June 30, 1997                    June 30, 1996
                                           --------------------------------    --------------------------
                                                  Average Fair Value               Average Fair Value
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $  287,915        $   45,725      $  956,931     $   54,501
     Other                                    1,067,648           112,232         874,898        179,950
  Foreign exchanges
     Financial                                  782,605           467,104         830,928        227,336
     Other                                       18,094                --          11,995          5,713
Forward Contracts:
     Currencies                               1,907,397         1,538,348       1,929,021        558,824
                                           --------------    --------------    ----------    ------------
                                             $4,063,659        $2,163,409      $4,603,773     $1,026,324
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table presents the average fair value of futures and forward contracts during the three months ended June 30, 1997 and 1996, respectively.

                                                  Three months ended               Three months ended
                                                    June 30, 1997                    June 30, 1996
                                           --------------------------------    --------------------------
                                                  Average Fair Value               Average Fair Value
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $  470,831        $   11,438      $1,083,991     $   88,795
     Other                                      953,652           142,559       1,028,900        142,648
  Foreign exchanges
     Financial                                  809,869           557,681         522,036        345,412
     Other                                       29,363                --          18,641          9,461
Forward Contracts:
     Currencies                                 947,158         1,779,007       2,010,448        642,923
                                           --------------    --------------    ----------    ------------
                                             $3,210,873        $2,490,685      $4,664,016     $1,229,239
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the six months ended June 30, 1997 and 1996, respectively.

                                  Six months ended June 30, 1997                        Six months ended June 30, 1996
                        ---------------------------------------------------   ---------------------------------------------------
                                              Change in                                             Change in
                         Net Realized       Net Unrealized                     Net Realized       Net Unrealized
                        Gains (Losses)       Gains/Losses          Total      Gains (Losses)       Gains/Losses          Total
                        --------------   --------------------   -----------   --------------   --------------------   -----------
Futures Contracts:
  Domestic exchanges
    Financial            $ (1,278,888)       $    891,975       $  (386,913)   $  2,683,403        $ (1,134,342)      $ 1,549,061
    Other                     161,051            (456,643)         (295,592)        238,030             651,133           889,163
  Foreign exchanges
    Financial                (781,682)            764,290           (17,392)     (3,707,780)           (715,012)       (4,422,792)
    Other                      52,363              34,419            86,782         (45,572)              8,038           (37,534)
Forward Contracts:
    Currencies                648,293            (953,155)         (304,862)      3,430,918           1,151,180         4,582,098
                        --------------   --------------------   -----------   --------------   --------------------   -----------
                         $ (1,198,863)       $    280,886       $  (917,977)   $  2,598,999        $    (39,003)      $ 2,559,996
                        --------------   --------------------   -----------   --------------   --------------------   -----------
                        --------------   --------------------   -----------   --------------   --------------------   -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the three months ended June 30, 1997 and 1996, respectively.

                                 Three months ended June 30, 1997                      Three months ended June 30, 1996
                        ---------------------------------------------------   ---------------------------------------------------
                                              Change in                                             Change in
                         Net Realized       Net Unrealized                     Net Realized       Net Unrealized
                        Gains (Losses)       Gains/Losses          Total      Gains (Losses)       Gains/Losses          Total
                        --------------   --------------------   -----------   --------------   --------------------   -----------
Futures Contracts:
  Domestic exchanges
    Financial            $   (136,239)       $    (36,519)      $  (172,758)   $  2,225,022        $ (1,820,767)      $   404,255
    Other                    (177,057)           (207,253)         (384,310)      1,079,244           1,368,131         2,447,375
  Foreign exchanges
    Financial                (658,231)            285,453          (372,778)     (3,282,531)           (398,274)       (3,680,805)
    Other                      46,408              18,750            65,158         (45,572)             48,588             3,016
Forward Contracts:
    Currencies             (3,051,852)            377,488        (2,674,364)      2,147,217             854,459         3,001,676
                        --------------   --------------------   -----------   --------------   --------------------   -----------
                         $ (3,976,971)       $    437,919       $(3,539,052)   $  2,123,380        $     52,137       $ 2,175,517
                        --------------   --------------------   -----------   --------------   --------------------   -----------
                        --------------   --------------------   -----------   --------------   --------------------   -----------

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

   At June 30, 1997, 100% of the Trust's net assets were allocated to commodity trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the equity in these accounts.

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

   Redemptions of limited interests for the six and three months ended June 30, 1997 were $5,801,877 and $3,349,851, respectively. Redemptions of general interests for the six and three months ended June 30, 1997 were $58,661 and $33,894, respectively. Redemptions of limited and general interests from the commencement of operations, January 5, 1995, to June 30, 1997 totalled $28,146,993 and $154,441, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   John W. Henry & Co., Inc. (the 'Trading Manager') has determined that its Yen Financial Portfolio no longer meets its original investment objectives and therefore, terminated its Yen Financial Portfolio effective March 31, 1997. Accordingly, as of April 1, 1997, the Managing Owner reallocated assets previously traded pursuant to the Yen Financial Portfolio to the Trading Manager's G-7 Currency Portfolio, increasing the percentage of the Trust's assets allocated to that program by 3%.

Results of Operations

   The net asset value per Interest as of June 30, 1997 was $167.79, a decrease of 4.75% from the December 31, 1996 net asset value per Interest of $176.16.

   The Trust's negative performance in April resulted from losses incurred in the financial and grain sectors. Profits were posted in the currency, soft, metal, stock index and energy sectors. Global equity markets tracked the downward movement of U.S. bond and stock prices as economic reports seemed to strengthen the argument for another short-term rate increase by the U.S. Federal Reserve Bank during the first two weeks of the month. However, bearish sentiment gave way to exuberance in the second half as new data, strong corporate earnings and a budget deal in Washington restored investor confidence. This sharp shift in the interest rate markets incurred losses for the Trust, as U.S., Australian, Japanese, Canadian, British, German and French bond positions were unprofitable. In the currency sector, the Trust benefited from continuing trends. There was little to shift the U.S. dollar from its position of strength in world markets. Talk of central bank intervention to stem the dollar's rise against the Japanese yen ruffled the markets throughout the month. However, the dollar continued to rise in the weeks leading up to the meeting of G-7 finance ministers on April 27, 1997 reaching new highs against both the yen and German mark. In the final week of trading, new economic data dampened expectations for a second U.S. rate hike and the dollar sagged against its major counterparts. Positions in Japanese yen, German mark, Canadian dollar and Swiss franc posted gains. In the soft sector, supply concerns continued to push coffee prices upward. Long coffee positions were profitable.

   May's negative performance resulted from losses in the currency, energy, financial and metal sectors offsetting profits earned in the grain, index and soft sectors. In the currency sector, the Trust suffered losses in the Japanese yen, British pound, and Deutsche mark. Upset elections in France and Great Britain, verbal intervention by Japanese officials, another U.S. Federal Reserve meeting on interest rate policy, and extraordinary public bickering between the German government and central bank contributed to a general state of confusion in the foreign exchange markets. In Japan, official warnings of intervention to cap the U.S. dollar's rise against the Japanese yen and a report that the Bank of Japan might raise a key interest rate pushed the dollar to a 4 1/2 month low against the yen. Towards month end, the dollar reversed itself as Japanese officials warned of intervention and said interest rates would not be increased. In the financial sector, bond markets were equally unsettled reflecting U.S. interest rate concerns and renewed doubts about monetary union in Europe. Japanese and European bond positions were unprofitable. In the energy sector, gains in natural gas positions failed to offset losses in crude oil. In the index sector, small gains were realized in the Nikkei and Australian All Ordinaries, which logged its fifth record high for the month on May 29th.

   June's flat performance resulted from gains in the metal, financial, index, grain and currency sectors, which were slightly offset by losses in the energy and soft sectors. In the financial sector, the Trust profited from numerous bond positions including U.S., Australian, Italian and German bonds. This was due, in part, to continued uncertainty surrounding the European Monetary Union (EMU) which benefited positions held in bonds from countries outside and from within the Union. Italian bonds, for example, strengthened on improved prospects for Italy's entry into the EMU. Profits were also achieved in the metal sector, specifically in gold and silver. In the index sector, the Trust saw gains in both the Nikkei Dow and the Australian index. In the soft sector, the Trust had losses in coffee as a result of improved supplies. The availability of 2.5 million bags of coffee promised by the Colombian Coffee Federation, Brazilian exports at record rates to take advantage of high prices, and good weather prognostications in Brazil helped to drive coffee prices down. In the energy sector, light crude oil positions were unprofitable as OPEC pressure caused prices to rise.

   Interest income is earned on the net equity held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased approximately $515,000 and $218,000 for the six and three months ended June 30, 1997 compared to the corresponding periods in 1996 primarily due to a higher net equity in the Trust as a result of additional contributions and strong trading performance from September 1996 through January 1997 and, to a lesser extent, an increase in interest rates.

   Commissions are calculated on the Trust's net asset value at the beginning of the month and, therefore, vary according to trading performance, contributions and redemptions. Commissions for the six and three months ended June 30, 1997 increased approximately $585,000 and $200,000 compared to the corresponding periods in 1996. These increases were primarily due to a higher monthly net asset values as a result of additional contributions and strong trading performance from September 1996 through January 1997.

   All trading decisions for the Trust are made by John W. Henry & Co., Inc. Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees for the six and three months ended June 30, 1997 increased approximately $291,000 and $84,000 as compared to the corresponding periods in 1996 for the same reasons commissions increased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement between the Trust, the Managing Owner and the Trading Manager. Incentive fees of approximately $71,000 generated during the six months ended June 30, 1997 were the result of favorable trading performance during January. No incentive fees were generated during the six months ended June 30, 1996.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits--

         3.1
         and
         4.1-- Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of August 25, 1994, as amended and restated as of September 14, 1994 (incorporated by reference to Exhibits 3.1 and 4.1 of the Registrant's Form 10-Q for the period ended September 30, 1994)

         4.2-- Subscription Agreement (incorporated by reference to
               Exhibit C to the Registrant's Registration Statement on Form S-1, File No. 33-81534, dated as of September 13,
               1994)

         4.3-- Request for Redemption (incorporated by reference to Exhibit D to the Registrant's Registration Statement on Form S-1, File No. 33-81534, dated as of September 13, 1994)

         27.1--Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant