Form 10-Q
period 1997-09-30
DIVERSIFIED FUTURES TRUST I
filed 1997-11-14
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $63,189,766      $79,506,881
Net unrealized gain on open commodity positions                          3,139,377        1,513,343
                                                                      -------------     ------------
Net equity                                                              66,329,143       81,020,224
Other receivable                                                            33,115           20,607
                                                                      -------------     ------------
Total assets                                                           $66,362,258      $81,040,831
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 1,673,230      $ 7,223,685
Management fee payable                                                     221,207          270,136
Incentive fee payable                                                           --        2,055,497
                                                                      -------------     ------------
Total liabilities                                                        1,894,437        9,549,318
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (358,843.990 and 401,784.703 interests
  outstanding)                                                          63,823,090       70,776,499
General interests (3,625 and 4,059 interests outstanding)                  644,731          715,014
                                                                      -------------     ------------
Total trust capital                                                     64,467,821       71,491,513
                                                                      -------------     ------------
Total liabilities and trust capital                                    $66,362,258      $81,040,831
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interests ('Interests')        $    177.86      $    176.16
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Nine Months ended                  Three Months ended
                                              September 30,                       September 30,
                                     --------------------------------     -----------------------------
                                        1997               1996               1997             1996
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions             $2,191,566         $  875,279         $3,390,429      $(1,723,720)
Change in net unrealized gain on
  commodity positions                 1,626,034          4,614,618          1,345,148        4,653,621
Interest income                       2,855,116          2,168,868            953,742          782,377
                                     -----------     ----------------     ------------     ------------
                                      6,672,716          7,658,765          5,689,319        3,712,278
                                     -----------     ----------------     ------------     ------------
EXPENSES
Commissions                           4,010,869          3,331,834          1,273,349        1,179,635
Management fees                       2,081,056          1,735,241            672,119          617,286
Incentive fees                           70,715             43,018                 --           43,018
                                     -----------     ----------------     ------------     ------------
                                      6,162,640          5,110,093          1,945,468        1,839,939
                                     -----------     ----------------     ------------     ------------
Net income                           $  510,076         $2,548,672          3,743,851      $ 1,872,339
                                     -----------     ----------------     ------------     ------------
                                     -----------     ----------------     ------------     ------------
ALLOCATION OF NET INCOME
Limited interests                    $  504,979         $2,523,115         $3,706,411      $ 1,855,290
                                     -----------     ----------------     ------------     ------------
                                     -----------     ----------------     ------------     ------------
General interests                    $    5,097         $   25,557         $   37,440      $    17,049
                                     -----------     ----------------     ------------     ------------
                                     -----------     ----------------     ------------     ------------
NET INCOME PER WEIGHTED AVERAGE
LIMITED AND GENERAL INTEREST
Net income per weighted average
  limited and general interest       $     1.31         $     6.34         $    10.07      $      4.35
                                     -----------     ----------------     ------------     ------------
                                     -----------     ----------------     ------------     ------------
Weighted average number of
  limited and general interests
  outstanding                           389,921            402,042            371,877          430,051
                                     -----------     ----------------     ------------     ------------
                                     -----------     ----------------     ------------     ------------
-------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1996            405,843.703     $70,776,499     $715,014      $71,491,513
Net income                                                      504,979        5,097          510,076
Redemptions                                 (43,374.713)     (7,458,388)     (75,380 )     (7,533,768)
                                           ------------     -----------     ---------     -----------
Trust capital--September 30, 1997           362,468.990     $63,823,090     $644,731      $64,467,821
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Diversified Futures Trust I (the 'Trust') as of September 30, 1997 and the results of its operations for the nine and three months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   In connection with the Trust's interbank transactions, PSI engages in foreign currency forward transactions with the Trust and an affiliate of PSI who, as principal, attempts to earn a profit on the bid-ask spreads (which must be competitive) on any foreign currency forward transactions entered into between the Trust and PSI, on the one hand, and PSI and such affiliate on the other. In connection with its trading of foreign currencies in the interbank market, PSI may arrange bank lines of credit at major international banks. To the extent such lines of credit are arranged PSI does not charge the Trust for maintaining such lines of credit, but requires margin deposits with respect to forward contract transactions.

   As of September 30, 1997, a non-U.S. affiliate of the Managing Owner owns 4,592 limited interests of the Trust.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1997 and December 31, 1996, such segregated assets totalled $33,720,770 and $53,711,518, respectively.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures and options trading which totalled $32,740,681 and $26,551,088 at September 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1997 and December 31, 1996, the Trust's open forward and futures contracts mature within one year.

   At September 30, 1997 and December 31, 1996, gross contract amounts of open futures and forward contracts are:

                                      September 30,    December 31,
                                          1997             1996
                                      -------------    ------------
Financial Futures Contracts:
  Commitments to purchase             $ 520,240,071    $246,536,386
  Commitments to sell                 $  10,120,249    $ 85,149,239
Currency Forward Contracts:
  Commitments to purchase             $  35,544,147    $ 55,393,671
  Commitments to sell                 $  75,505,404    $ 61,497,457
Other Futures Contracts:
  Commitments to purchase             $  14,693,203    $  6,735,960
  Commitments to sell                 $  13,096,550    $ 25,980,949

   The gross contract amounts represent the Trust's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or forward contract). The gross contract amounts significantly exceed the future cash requirements as the Trust intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the 'fair value' of its futures and forward contracts to be the net unrealized gain or loss on the contracts. Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Trust's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At September 30, 1997 and December 31, 1996, the fair values of futures and forward contracts were:

                                           September 30, 1997             December 31, 1996
                                       --------------------------     --------------------------
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  196,031     $   144,813     $   66,450     $   175,344
     Other                                813,745         740,818      1,219,801          58,011
  Foreign exchanges
     Financial                          3,294,978          50,063        542,415         847,344
     Other                                 --              97,375          7,758         --
Forward Contracts:
     Currencies                           290,897         423,205      1,592,852         835,234
                                       ----------     -----------     ----------     -----------
                                       $4,595,651     $ 1,456,274     $3,429,276     $ 1,915,933
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the nine months ended September 30, 1997 and 1996, respectively.

                                           Nine months ended              Nine months ended
                                           September 30, 1997             September 30, 1996
                                       --------------------------     --------------------------
                                                Average                        Average
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  561,103     $    51,389     $  693,183     $   167,801
     Other                              1,012,084         249,081      1,048,386         198,414
  Foreign exchanges
     Financial                          1,547,698         335,762      1,735,903         186,544
     Other                                 18,509          12,854         14,291           3,999
Forward Contracts:
     Currencies                         1,855,622       1,539,142      1,694,817         733,801
                                       ----------     -----------     ----------     -----------
                                       $4,995,016     $ 2,188,228     $5,186,580     $ 1,290,559
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended September 30, 1997 and 1996, respectively.

                                         Three months ended          Three months ended
                                         September 30, 1997          September 30, 1996
                                      ------------------------    ------------------------
                                              Average                     Average
                                             Fair Value                  Fair Value
                                      ------------------------    ------------------------
                                        Assets      Liabilities     Assets      Liabilities
                                      ----------    ----------    ----------    ----------
Futures Contracts:
  Domestic exchanges
     Financial                        $1,094,675    $   48,453    $   58,328    $  412,469
     Other                               918,180       506,361     1,590,502       204,103
  Foreign exchanges
     Financial                         2,721,458       128,907     3,031,001       149,760
     Other                                25,154        32,136        17,422            --
Forward Contracts:
     Currencies                        1,633,477     1,536,996     1,183,744       897,071
                                      ----------    ----------    ----------    ----------
                                      $6,392,944    $2,252,853    $5,880,997    $1,663,403
                                      ----------    ----------    ----------    ----------
                                      ----------    ----------    ----------    ----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the nine months ended September 30, 1997 and 1996, respectively.

                                Nine months ended September 30, 1997                  Nine months ended September 30, 1996
                         ---------------------------------------------------   --------------------------------------------------
                                             Change in Net                                         Change in Net
                          Net Realized         Unrealized                       Net Realized         Unrealized
                         Gains (Losses)       Gains/Losses          Total      Gains (Losses)       Gains/Losses         Total
                         --------------   --------------------   -----------   --------------   --------------------   ----------
Futures Contracts:
  Domestic exchanges
    Financial              $ (343,082)        $    160,112       $  (182,970)    $  930,808         $ (1,244,700)      $ (313,892)
    Other                    (409,180)          (1,088,863)       (1,498,043)     1,360,553              879,846        2,240,399
  Foreign exchanges
    Financial               2,433,892            3,549,844         5,983,736     (2,450,892)           3,592,213        1,141,321
    Other                    (103,269)            (105,133)         (208,402)       (71,380)               9,461          (61,919)
Forward Contracts:
    Currencies                613,205             (889,926)         (276,721)     1,106,190            1,377,798        2,483,988
                         --------------   --------------------   -----------   --------------   --------------------   ----------
                           $2,191,566         $  1,626,034       $ 3,817,600     $  875,279         $  4,614,618       $5,489,897
                         --------------   --------------------   -----------   --------------   --------------------   ----------
                         --------------   --------------------   -----------   --------------   --------------------   ----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the three months ended September 30, 1997 and 1996, respectively.

                               Three months ended September 30, 1997                 Three months ended September 30, 1996
                        ---------------------------------------------------   ---------------------------------------------------
                                            Change in Net                                         Change in Net
                         Net Realized         Unrealized                       Net Realized         Unrealized
                        Gains (Losses)       Gains/Losses          Total      Gains (Losses)       Gains/Losses          Total
                        --------------   --------------------   -----------   --------------   --------------------   -----------
Futures Contracts:
  Domestic exchanges
    Financial            $    935,806         $ (731,863)       $   203,943    $ (1,752,595)        $ (110,358)       $(1,862,953)
    Other                    (570,231)          (632,220)        (1,202,451)      1,122,523            228,713          1,351,236
  Foreign exchanges
    Financial               3,215,574          2,785,554          6,001,128       1,256,888          4,307,225          5,564,113
    Other                    (155,632)          (139,552)          (295,184)        (25,808)             1,423            (24,385)
Forward Contracts:
    Currencies                (35,088)            63,229             28,141      (2,324,728)           226,618         (2,098,110)
                        --------------   --------------------   -----------   --------------   --------------------   -----------
                         $  3,390,429         $1,345,148        $ 4,735,577    $ (1,723,720)        $4,653,621        $ 2,929,901
                        --------------   --------------------   -----------   --------------   --------------------   -----------
                        --------------   --------------------   -----------   --------------   --------------------   -----------

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Trust commenced operations on January 5, 1995 with gross proceeds of $25,262,800 allocated to commodities trading. The Trust continued to offer interests on a monthly basis until the continuous offering period ended pursuant to its terms on August 31, 1996, resulting in additional gross proceeds to the Trust of $41,129,100.

   At September 30, 1997, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the equity in these accounts.

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

   Redemptions of limited interests for the nine and three months ended September 30, 1997 were $7,458,388 and $1,656,511, respectively. Redemptions of general interests for the nine and three months ended September 30, 1997 were $75,380 and $16,719, respectively. Redemptions of limited and general interests from the commencement of operations, January 5, 1995, to September 30, 1997 were $29,803,504 and $171,160, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Interest as of September 30, 1997 was $177.86, an increase of .97% from the December 31, 1996 net asset value per Interest of $176.16.

   July's positive performance resulted from gains in the financial, metal and currency sectors. Losses were incurred in the index, soft, grain and energy sectors. Following the Federal Reserve Chairman's generally upbeat congressional testimony on the state of the U.S. economy, investor sentiment soared, sending U.S. bond prices higher and the yield on the benchmark 30-year U.S. Treasury bond down to levels not seen in 18 months. Positions in U.S. Treasuries, Australian 10-year bonds and Eurodollar bonds resulted in strong gains as did positions in Japanese government bonds. In the metal sector, as the Australian central bank sold approximately 60% of their gold reserves, prices tumbled profiting the Trust's short gold and silver positions. In the currency sector, strong gains were seen in Deutsche mark and Swiss franc positions as the U.S. dollar soared in response to investors exchanging their marks and francs for U.S. dollars. Positions in the Japanese yen and British pound were unprofitable. In the index sector, losses were seen in the Nikkei Dow and the Australian index. Unprofitable positions were also experienced in the soft sector as shifting inventory expectations and fickle weather patterns altered investor sentiment, specifically in cotton, cocoa and coffee.

   August's negative performance resulted from losses in the currency, financial, energy, metal and grain sectors, which were slightly offset by gains in the index and soft sectors. The currency markets proved to be a major detractor to the Trust's overall performance. The Deutsche mark's weakness over the past few months contributed to some decent gains, but its strength in August against several currencies including the U.S. dollar, Japanese yen and French franc contributed to the Trust's negative performance. The Swiss franc also added to the Trust's losses as it rose against the U.S. dollar. In the financial sector, the month began with sharp sell-offs in the U.S. and German bond markets driven by fears of inflation and higher interest rates. Reverberations were also felt across the European financial markets. This turnaround in the bull bond market resulted in losses in U.S., German and French bond positions. In the energy sector, positions were unprofitable as light crude oil and heating oil prices fell due, in part, to downward pressures related to the recent return of Iraqi oil to world markets. Losses were somewhat offset by gains in world stock indices. As the Japanese Nikkei continued to decline, the Trust capitalized on its short positions. Positions in cotton and coffee were profitable as well.

   September's flat performance was the result of losses in the currency, energy, soft, index, metal and grain sectors, which were offset by gains in the financial sector. Currency sector positions dampened September performance for the Trust as the U.S. dollar lost ground versus other currencies including the Deutsche mark, Swiss franc and British pound. In the energy sector, the Trust's positions incurred losses as the price of crude oil fell in response to the buildup of inventories from summer lows. In the soft sector, significant price moves resulted in losses for the Trust. Coffee declined, plunging 9.3% in a single day, on expectations of new supplies from Brazil and the transfer of European coffee beans to the U.S. market. Sugar prices also dropped amid projections for large Brazilian exports following the elimination of the sugar export tax. Positions in cocoa were unprofitable as well. In the index sector, losses were experienced in the Swiss stock index. In the financial sector, the main factor in September was the drop in U.S. long-term interest rates from 6.75% to 6.40%. This fall in U.S. interest rates impacted bond prices around the world, helping to offset losses for the month.

   Interest income is earned on the net equity held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased approximately $686,000 and $171,000 for the nine and three months ended September 30, 1997 compared to the corresponding periods in 1996 primarily due to a higher net equity in the Trust as a result of additional contributions in 1996 through August and strong trading performance from September 1996 through January 1997 and July 1997.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance, contributions and redemptions. Commissions for the nine and three months ended September 30, 1997 increased approximately $679,000 and $94,000 compared to the corresponding periods in 1996. These increases were primarily due to a higher monthly net asset values as a result of additional contributions and strong trading performance from September 1996 through January 1997 and July 1997.

   All trading decisions for the Trust are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees for the nine and three months ended September 30, 1997 increased approximately $346,000 and $55,000 as compared to the corresponding periods in 1996 for the same reasons commissions increased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement between the Trust, the Managing Owner and the Trading Manager. Incentive fees of approximately $71,000 generated during the nine months ended September 30, 1997 were the result of favorable trading performance during January. No incentive fees were generated during the three months ended September 30, 1997. Incentive fees of approximately $43,000 were generated during the three months ended September 30, 1996 as a result of favorable trading performance.

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

        (b) Reports on Form 8-K --None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant