Form 10-K
period 1997-12-31
DIVERSIFIED FUTURES TRUST I
filed 1998-03-30
CIK 926805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

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

                                        Limited Interests
-------------------------------------------------------------------------------
                                         (Title of class)

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

   Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of August 25, 1994, included as part of the Registration Statement on Form S-1 (File No. 33-81534) filed with the Securities and Exchange Commission on September 13, 1994, pursuant to Rule 424(b) of the Securities Act of 1933, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Registrant's Annual Report to Interest holders for the year ended December 31, 1997 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                                Index to exhibits can be found on pages 7 and 8.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4

PART II
Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     5
Item  8    Financial Statements and Supplementary Data......................................     5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     5
PART III
Item 10    Directors and Executive Officers of the Registrant...............................     5
Item 11    Executive Compensation...........................................................     6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     6
Item 13    Certain Relationships and Related Transactions...................................     6

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................     7
           Financial Statements and Financial Statement Schedules...........................     7
           Exhibits.........................................................................     7
           Reports on Form 8-K..............................................................     8

SIGNATURES..................................................................................     9

                                     PART I

Item 1. Business

General

   Diversified Futures Trust I (the 'Registrant'), a Delaware Business Trust, was organized under the Delaware Business Trust Act on May 18, 1994 and will terminate on December 31, 2014 unless terminated sooner under the provisions of the Amended and Restated Declaration of Trust and Trust Agreement (the 'Trust
Agreement'). The Registrant's trustee is Wilmington Trust Company. The
Registrant was formed to engage in the speculative trading of commodity futures and forward contracts. On January 5, 1995, the Registrant completed its initial offering and raised $25,262,800 from the sale of 249,628 limited interests
('Limited Interests') and 3,000 general interests ('General Interests')
(collectively, the 'Interests') and commenced operations. The Registrant's fiscal year for book and tax purposes ends on December 31.

   The Registrant was permitted to sell a maximum of $50,000,000 of Limited
Interests, plus $50,000,000 of additional Limited Interests when Prudential
Securities Incorporated ('PSI') and Prudential Securities Futures Management
Inc. (the 'Managing Owner') exercised the over-subscription option granted to them by the Trust Agreement. Following the close of the initial offering period, additional Interests were offered and sold monthly at their month-end net asset value ('NAV') per Interest during a continuous offering period ('Continuous
Offering Period') which expired on August 31, 1996. Additional contributions raised during the Continuous Offering Period resulted in additional proceeds to the Registrant of $41,129,100 from the sale of 299,640 Limited Interests and 1,628 General Interests.

   All trading decisions for the Registrant are made by John W. Henry & Company, Inc. (the 'Trading Manager'), an independent commodity trading manager which manages the Registrant's assets pursuant to four trading programs developed by the Trading Manager. The Trading Manager had been trading the Registrant's assets pursuant to five of its trading programs since commencement of operations until April 1, 1997 when the Managing Owner reallocated the Registrant's assets from one of the trading programs into another as further discussed in Note A to the Registrant's Annual Report to the Interest Holders for the year ended
December 31, 1997 ('Registrant's 1997 Annual Report') which is filed as an exhibit hereto. The Managing Owner retains the authority to override trading instructions that violate the Registrant's trading policies.

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

   The Registrant was an open-end fund which solicited the sale of additional
Interests on a monthly basis until the Continuous Offering Period expired in 1996. As such, the Registrant does not compete with other entities to attract new participants. However, to the extent that the Trading Manager recommends similar or identical trades to the Registrant and other accounts which they manage, the Registrant may compete with those accounts for the execution of the same or similar trades.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement. See Notes A, C and D to the Registrant's 1997 Annual
Report which is filed as an exhibit hereto.

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

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   As of March 5, 1998, there were 2,689 holders of record owning 352,174.217
Interests which include 3,522 General Interests. A significant secondary market for the Interests has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interest holder to transfer
Interests. The Trust Agreement provides that an Interest holder may redeem its Interests as of the last business day of any full calendar quarter (beginning with the end of the first full calendar quarter of the Registrant's operations, which was June 30, 1995) at the then current NAV per Interest. Consequently, holders of Interests may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Trust
Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 1997
Annual Report which is filed as an exhibit hereto.


                                                                                       Period from
                                                                                     January 5, 1995
                                                                                     (commencement of
                                                        Year Ended December 31,       operations) to
                                                      ---------------------------      December 31,
                                                         1997            1996              1995
                                                      -----------    ------------    ----------------
Net realized gain on commodity transactions           $ 7,279,598    $22,881,256       $ 13,730,954
                                                      -----------    ------------    ----------------
                                                      -----------    ------------    ----------------
Change in net unrealized gain on open commodity
  positions                                           $ 2,933,683    $(1,477,961 )     $  2,991,304
                                                      -----------    ------------    ----------------
                                                      -----------    ------------    ----------------
Commissions                                           $ 5,289,700    $ 4,747,920       $  3,084,349
                                                      -----------    ------------    ----------------
                                                      -----------    ------------    ----------------
Management fees                                       $ 2,761,108    $ 2,529,237       $  1,647,574
                                                      -----------    ------------    ----------------
                                                      -----------    ------------    ----------------
Incentive fees                                        $   376,419    $ 2,098,515       $  1,841,206
                                                      -----------    ------------    ----------------
                                                      -----------    ------------    ----------------
Net income                                            $ 5,527,892    $15,110,020       $ 12,430,489
                                                      -----------    ------------    ----------------
                                                      -----------    ------------    ----------------
Allocation of net income:
  Limited Interests                                   $ 5,472,611    $14,958,815       $ 12,254,400
                                                      -----------    ------------    ----------------
                                                      -----------    ------------    ----------------
  General Interests                                   $    55,281    $   151,205       $    176,089
                                                      -----------    ------------    ----------------
                                                      -----------    ------------    ----------------
  Net income per weighted average Interest            $     14.43    $     36.56       $      40.56
                                                      -----------    ------------    ----------------
                                                      -----------    ------------    ----------------
Total assets                                          $70,024,756    $81,040,831       $ 49,519,507
                                                      -----------    ------------    ----------------
                                                      -----------    ------------    ----------------
Redemptions                                           $ 9,507,276    $13,822,703       $  8,618,193
                                                      -----------    ------------    ----------------
                                                      -----------    ------------    ----------------
Net asset value per Interest                          $    191.70    $    176.16       $     142.65
                                                      -----------    ------------    ----------------
                                                      -----------    ------------    ----------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 and 11 of the Registrant's 1997 Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 1997 Annual Report which is filed as an exhibit hereto.

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

   The Managing Owner's directors and executive officers and any person holding more than ten percent of the Registrant's Interests ('Ten Percent Owners') are required to report their initial ownership of such Interests and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner's directors and executive officers or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
Thomas M. Lane, Jr.             President and Director
Barbara J. Brooks               Treasurer and Chief Financial Officer
Steven Carlino                  Vice President and Chief Accounting Officer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director

   THOMAS M. LANE, JR., age 49, is the President and a Director of Prudential Securities Futures Management Inc. He is also the President and a Director of Seaport Futures Management, Inc. Mr. Lane has been a Senior Vice President of Futures Sales and Execution Services in the Futures Division since joining PSI in September 1995. Prior to joining PSI, Mr. Lane was employed by Merrill Lynch as the Vice President of Group Futures Sales and Marketing from November 1983 until September 1995, and prior to that, Imperial Chemical as a Marketing Manager.

   BARBARA J. BROOKS, age 49, is the Treasurer and Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Treasurer and Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 34, is a Vice President of Prudential Securities Futures Management Inc. He is a First Vice President of PSI. He is also a Vice President of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

  A. LAURENCE NORTON, JR., age 59, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and head of its Futures Division. He is also a Director of Seaport Futures Management, Inc. Most recently, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

  GUY S. SCARPACI, age 51, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

  During December 1997, Thomas M. Lane, Jr. replaced James M. Kelso as President and as a Director of Prudential Securities Futures Management Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 5, 1998, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 5, 1998, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrant.

   As of March 5, 1998, no owners of Limited Interests beneficially own more than five percent (5%) of the Limited Interests issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 1997 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                              Page
                                                                                             Number
                                                                                          ------------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 1997 Annual Report which is filed as an exhibit hereto

              Reports of Independent Accountants:

              Report of Independent Accountants at December 31, 1997 and 1996 and for
              the years then ended                                                             2

              Independent Auditors' Report for the period from January 5, 1995
              (commencement of operations) to December 31, 1995                                2A

              Financial Statements:

              Statements of Financial Condition--December 31, 1997 and 1996                    3

              Statements of Operations--Years Ended December 31, 1997 and 1996 and the
              period from January 5, 1995 (commencement of operations) to December 31,
              1995                                                                             4

              Statements of Changes in Trust Capital--Years ended December 31, 1997 and
              1996 and the period from January 5, 1995 (commencement of operations) to
              December 31, 1995                                                                4

              Notes to Financial Statements                                                    5

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

        13.   Registrant's 1997 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's
              1997 Annual Report is to be deemed filed as part of this report) (filed herewith)

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: March 30, 1998
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

    By: /s/ Thomas M. Lane, Jr.                   Date: March 30, 1998
    -----------------------------------------
    Thomas M. Lane, Jr.
    President and Director

    By: /s/ Barbara J. Brooks                     Date: March 30, 1998
    -----------------------------------------
    Barbara J. Brooks
    Treasurer and Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 30, 1998
    -----------------------------------------
    Steven Carlino
    Vice President

    By:                                           Date: March   , 1998
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 30, 1998
    -----------------------------------------
    Guy S. Scarpaci
    Director
                                       9