Form 10-Q
period 1998-03-31
DIVERSIFIED FUTURES TRUST I
filed 1998-05-14
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

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
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1998             1997
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $61,723,557     $65,565,864
Net unrealized gain on open commodity positions                          1,794,543       4,447,026
                                                                       -----------     ------------
Net equity                                                              63,518,100      70,012,890
Other receivables                                                           21,114          11,866
                                                                       -----------     ------------
Total assets                                                           $63,539,214     $70,024,756
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 1,593,485     $ 1,973,508
Management fee payable                                                     211,797         233,415
Incentive fee payable                                                           --         305,704
                                                                       -----------     ------------
Total liabilities                                                        1,805,282       2,512,627
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (339,878.663 and 348,652.217 interests
  outstanding)                                                          61,116,436      66,836,959
General interests (3,434 and 3,522 interests outstanding)                  617,496         675,170
                                                                       -----------     ------------
Total trust capital                                                     61,733,932      67,512,129
                                                                       -----------     ------------
Total liabilities and trust capital                                    $63,539,214     $70,024,756
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interests ('Interests')        $    179.82     $    191.70
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                            1998            1997
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                      $  (521,288 )    $2,778,108
Change in net unrealized gain on open commodity positions                (2,652,483 )      (157,033)
Interest income                                                             906,660         945,840
                                                                        ------------     ----------
                                                                         (2,267,111 )     3,566,915
                                                                        ------------     ----------

EXPENSES
Commissions                                                               1,272,583       1,411,875
Management fees                                                             645,018         737,765
Incentive fees                                                                   --          70,715
                                                                        ------------     ----------
                                                                          1,917,601       2,220,355
                                                                        ------------     ----------
Net income (loss)                                                       $(4,184,712 )    $1,346,560
                                                                        ------------     ----------
                                                                        ------------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                       $(4,142,862 )    $1,333,093
                                                                        ------------     ----------
                                                                        ------------     ----------
General interests                                                       $   (41,850 )    $   13,467
                                                                        ------------     ----------
                                                                        ------------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest     $    (11.88 )    $     3.32
                                                                        ------------     ----------
                                                                        ------------     ----------
Weighted average number of limited and general interests outstanding        352,174         405,844
                                                                        ------------     ----------
                                                                        ------------     ----------
---------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1997            352,174.217     $66,836,959     $675,170      $67,512,129
Net loss                                             --      (4,142,862)     (41,850 )     (4,184,712)
Redemptions                                  (8,861.554)     (1,577,661)     (15,824 )     (1,593,485)
                                           ------------     -----------     ---------     -----------
Trust capital--March 31, 1998               343,312.663     $61,116,436     $617,496      $61,733,932
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Diversified Futures Trust I (the 'Trust') as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the 'Annual Report').

B. Related Parties

   Prudential Securities Futures Management Inc., a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), is the managing owner of the Trust (the 'Managing Owner'). The Managing Owner and its affiliates perform services for the Trust which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to costs of organizing the Trust and offering its interests as well as its routine operational, administrative, legal and auditing fees. As described in the Annual Report, all commissions for brokerage services are paid by PSI.

   The Trust maintains its trading and cash accounts at PSI, the Trust's commodity broker. Except for the portion of assets that is deposited as margin to maintain forward currency contract positions as further discussed below, the Trust's assets are maintained either on deposit with PSI or, for margin purposes, with the various exchanges on which the Trust is permitted to trade. PSI credits the Trust monthly with 100% of the interest it earns on the net assets in these accounts.

   The Trust, acting through its trading manager, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets, Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Trust pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market position of the Trust.

   As of March 31, 1998, a non-U.S. affiliate of the Managing Owner owns 3,527.755 limited interests of the Trust.

C. Credit and Market Risk

   Since the Trust's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures and forward contracts involve varying degrees of off-balance sheet risk; and changes in the level of volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Trust's unrealized gain
(loss) on open commodity positions reflected in the statements of financial condition. The Trust's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Trust as well as the liquidity of the markets in which the contracts are traded.

   Futures contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures contracts are typically perceived to be less than those associated with forward contracts, because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Trust must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Trust presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At March 31, 1998 and December 31, 1997, such segregated assets totalled $27,633,553 and $32,697,304, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading which totalled $33,979,882 and $36,591,632 at March 31, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1998, the Trust's open futures and forward contracts mature within one year.

   At March 31, 1998 and December 31, 1997, gross contract amounts of open futures and forward contracts are:

                                          1998            1997
                                      ------------    ------------
Financial Futures Contracts:
  Commitments to purchase             $314,377,599    $323,162,224
  Commitments to sell                  539,571,727     164,238,663
Currency Forward Contracts:
  Commitments to purchase               43,312,911      19,553,488
  Commitments to sell                   87,769,370      80,175,259
Other Futures Contracts:
  Commitments to purchase                7,794,868       9,518,584
  Commitments to sell                   12,676,171      32,427,955

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

   At March 31, 1998 and December 31, 1997, the fair value of open futures and forward contracts were:

                                                       1998                           1997
                                            --------------------------     --------------------------
                                              Assets       Liabilities       Assets       Liabilities
                                            ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $   42,038     $   315,494     $  436,575     $        --
     Other                                     428,277         205,785      2,522,268         137,955
  Foreign exchanges
     Financial                                 283,863         367,603      1,204,856         371,572
     Other                                      46,690          22,108         72,375           3,475
Forward Contracts:
     Currencies                              1,975,057          70,392      1,538,801         814,847
                                            ----------     -----------     ----------     -----------
                                            $2,775,925     $   981,382     $5,774,875     $ 1,327,849
                                            ----------     -----------     ----------     -----------
                                            ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended March 31, 1998 and 1997, respectively.

                                                         1998                             1997
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $  520,973        $   78,874      $  237,920     $   68,581
     Other                                    1,182,189           222,577       1,158,505         69,519
  Foreign exchanges
     Financial                                1,446,647           349,807         655,706        312,290
     Other                                       67,634            16,550           8,158        --
Forward Contracts:
     Currencies                               1,268,767         1,476,705       2,449,086      1,114,658
                                           --------------    --------------    ----------    ------------
                                             $4,486,210        $2,144,513      $4,509,375     $1,565,048
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table presents the trading revenues from futures and forward contracts during the three months ended March 31, 1998 and 1997, respectively.

                                     1998            1997
                                  -----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                    $  (466,472)    $  (214,155)
     Other                         (1,298,880)         88,718
  Foreign exchanges
     Financial                       (483,272)        355,386
     Other                            187,783          21,624
Forward Contracts:
     Currencies                    (1,112,930)      2,369,502
                                  -----------     -----------
                                  $(3,173,771)    $ 2,621,075
                                  -----------     -----------
                                  -----------     -----------

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Trust commenced operations on January 5, 1995 with gross proceeds of $25,262,800 allocated to commodities trading. The Trust continued to offer interests on a monthly basis until the continuous offering period ended on August 31, 1996, resulting in additional gross proceeds to the Trust of $41,129,100.

   At March 31, 1998, 100% of the Trust's net assets were allocated to commodity trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the net assets in these accounts.

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

   Since the Trust's business is to trade futures and forward contracts, its capital is at risk due to change in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contract (credit risk). The Managing Owner attempts to minimize these risks by requiring the Trust's trading manager to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Trust's futures and forward contracts.

   The Trust does not have, nor does it expect to have, any capital assets.

   Redemptions of limited interests and general interests for the three months ended March 31, 1998 were $1,577,661 and $15,824, respectively, and from the commencement of operations, January 5, 1995 to March 31, 1998, were $33,334,928 and $206,729, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Interest as of March 31, 1998 was $179.82, a decrease of 6.20% from the December 31, 1997 net asset value per Interest of $191.70.

   January's negative performance resulted from losses in the currency, index, metal and grain sectors which outpaced gains in the financial, energy and soft sectors. In the currency sector, investor optimism over efforts to revive ailing Asian economies boosted the Japanese yen against the U.S. dollar, resulting in losses for the Trust. Positions in the British pound were unprofitable as well, as the pound sank lower against other major currencies on the Bank of England's decision to leave a key interest rate unchanged. Positions in the Australian dollar and Canadian dollar also experienced losses. Index sector positions were unprofitable as Asian investor optimism supported the Nikkei causing losses for the Trust's short positions. Positions in the Australian All Ordinaries Index recognized losses as well. In the metal sector, the price of gold rose as fears of social unrest in Southeast Asia and hyperinflation in Indonesia contributed to buying, resulting in losses for the Trust. Finally, grain sector positions in corn and soybean oil incurred losses. On the positive side, the Trust's financial sector positions gained as European bond markets benefited from reduced inflation concerns. In particular, positions in German, French, British, Eurodollar and Italian bonds profited. Additionally, positions in U.S. Treasuries profited as some yields reached all-time lows. Positions in the energy sector profited as increasing tensions in the Middle East pushed prices up, despite ample inventory levels. Lastly, the Trust's long coffee positions in the soft sector gained as prices surged amid tight U.S. stockpiles.

   February's negative performance resulted from losses in the currency, financial and index sectors which outpaced gains in the energy, metal, soft and grain sectors. In the currency or foreign exchange sector, the Trust incurred losses, caused in part by shifting trends in Asian markets and generally rangebound trading in other currencies. Although by month's end investors were once again viewing Asian markets with caution, sentiment toward the region had been relatively positive for much of the month. This was particularly the case in Japan, where the yen benefited from expectations of a fresh stimulus package from the government, resulting in losses for the Trust's short positions. British pound, deutsche mark and Swiss franc positions were unprofitable as well. In the financial sector, the Japanese government bond showed little signs of life amid a looming recession, and U.S. Treasury markets showed little movement, resulting in losses for the Trust. Positions in Eurodollar and British gilt bonds were also unprofitable. In the index sector, the Trust incurred losses in its Nikkei positions. In the energy sector, the Trust profited from short positions in light crude oil as prices plunged due to a confluence of factors, including a stalemate over production cuts by OPEC members. Positions in the metal sector also helped offset Trust losses. In particular, the Trust's long silver positions experienced gains as a major purchaser of silver caused prices to soar to a 9 1/2-year high before succumbing to some profit taking at month-end.

   March's negative performance resulted from losses in the metal, financial, soft, grain and index sectors which outpaced gains in the currency and energy sectors. In the metal sector, silver positions incurred significant losses as prices fell early in the month, only to rebound considerably toward month-end. Additionally, short gold positions lost value as strong housing reports renewed fears of U.S. inflation, once again generating interest in gold as an inflationary hedge. In the financial sector, losses in the U.S. 30-year, Australian 10-year, Japanese and U.S. 10-year bonds offset gains in European long bonds, British long gilts and Australian 3-year bonds. Gains were experienced in the currency sector as the Swiss franc lost its 'safe-haven' role with investors preferring the higher yielding U.S. dollar and British pound. Positions in the deutsche mark and Japanese yen were also profitable.

   Interest income is earned on net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income decreased approximately $39,000 for the three months ended March 31, 1998 compared to the corresponding period in 1997. This decrease was primarily due to a lower net assets in the Trust as a result of weak trading performance during the first quarter of 1998.

   Commissions are calculated on the Trust's net asset value at the beginning of the month and, therefore, vary according to trading performance, contributions and redemptions. Commissions for the three months ended March 31, 1998 decreased approximately $139,000 compared to the corresponding period in 1997. This decrease was primarily due to lower monthly net asset values as a result of redemptions during 1997 and weak trading performance during the first quarter of 1998.

   All trading decisions for the Trust are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance, contributions and redemptions. Management fees for the three months ended March 31, 1998 decreased approximately $93,000 compared to the corresponding period in 1997 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Manager. Incentive fees of approximately $71,000 generated during the three months ended March 31, 1997 were the result of favorable trading performance during that period. No incentive fees were generated during the three months ended March 31, 1998.

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 14, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant