Form 10-Q
period 1998-06-30
DIVERSIFIED FUTURES TRUST I
filed 1998-08-13
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1998             1997
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $61,397,393     $65,565,864
Net unrealized (loss) gain on open commodity positions                  (2,479,718)      4,447,026
                                                                       -----------     ------------
Net equity                                                              58,917,675      70,012,890
Other receivables                                                           26,486          11,866
                                                                       -----------     ------------
Total assets                                                           $58,944,161     $70,024,756
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 4,112,931     $ 1,973,508
Management fee payable                                                     196,480         233,415
Incentive fee payable                                                      --              305,704
                                                                       -----------     ------------
Total liabilities                                                        4,309,411       2,512,627
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (316,084.299 and 348,652.217 interests
  outstanding)                                                          54,088,364      66,836,959
General interests (3,193 and 3,522 interests outstanding)                  546,386         675,170
                                                                       -----------     ------------
Total trust capital                                                     54,634,750      67,512,129
                                                                       -----------     ------------
Total liabilities and trust capital                                    $58,944,161     $70,024,756
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interests ('Interests')        $    171.12     $    191.70
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Six months ended               Three months ended
                                                     June 30,                        June 30,
                                            ---------------------------     ---------------------------
                                               1998            1997            1998            1997
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                              $ 1,710,485     $(1,198,863)    $ 2,231,773     $(3,976,971)
Change in net unrealized gain/loss on
  open commodity positions                   (6,926,744)        280,886      (4,274,261)        437,919
Interest income                               1,722,775       1,901,374         816,115         955,534
                                            -----------     -----------     -----------     -----------
                                             (3,493,484)        983,397      (1,226,373)     (2,583,518)
                                            -----------     -----------     -----------     -----------

EXPENSES
Commissions                                   2,438,613       2,737,520       1,166,030       1,325,645
Management fees                               1,238,866       1,408,937         593,848         671,172
Incentive fees                                  --               70,715         --              --
                                            -----------     -----------     -----------     -----------
                                              3,677,479       4,217,172       1,759,878       1,996,817
                                            -----------     -----------     -----------     -----------
Net loss                                    $(7,170,963)    $(3,233,775)    $(2,986,251)    $(4,580,335)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
ALLOCATION OF NET LOSS
Limited interests                           $(7,099,244)    $(3,201,432)    $(2,956,382)    $(4,534,525)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
General interests                           $   (71,719)    $   (32,343)    $   (29,869)    $   (45,810)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
NET LOSS PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net loss per weighted average limited and
  general interest                          $    (20.62)    $     (8.11)    $     (8.70)    $    (11.68)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
Weighted average number of limited and
  general interests outstanding                 347,743         398,943         343,313         392,043
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
-------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1997            352,174.217     $66,836,959     $675,170      $67,512,129
Net loss                                             --      (7,099,244)     (71,719 )     (7,170,963)
Redemptions                                 (32,896.918)     (5,649,351)     (57,065 )     (5,706,416)
                                           ------------     -----------     ---------     -----------
Trust capital--June 30, 1998                319,277.299     $54,088,364     $546,386      $54,634,750
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Diversified Futures Trust I (the 'Trust') as of June 30, 1998 and the results of its operations for the six and three months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   As of June 30, 1998, a non-U.S. affiliate of the Managing Owner owns 3,171.249 limited interests of the Trust.

C. Credit and Market Risk

   Since the Trust's business is to trade futures and forward (including foreign exchange transactions) contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At June 30, 1998 and December 31, 1997, such segregated assets totalled $24,476,235 and $32,697,304, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading which totalled $37,499,342 and $36,591,632 at June 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1998, the Trust's open futures and forward contracts mature within one year.

   At June 30, 1998 and December 31, 1997, gross contract amounts of open futures and forward contracts are:

                                          1998            1997
                                      ------------    ------------
Financial Futures Contracts:
  Commitments to purchase             $769,092,814    $323,162,224
  Commitments to sell                  185,443,722     164,238,663
Currency Forward Contracts:
  Commitments to purchase               14,607,508      19,553,488
  Commitments to sell                   83,541,499      80,175,259
Other Futures Contracts:
  Commitments to purchase                  859,640       9,518,584
  Commitments to sell                   30,229,649      32,427,955

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

   At June 30, 1998 and December 31, 1997, the fair value of open futures and forward contracts were:

                                                       1998                           1997
                                            --------------------------     --------------------------
                                              Assets       Liabilities       Assets       Liabilities
                                            ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $  681,456     $   118,425     $  436,575     $        --
     Other                                     475,559         423,158      2,522,268         137,955
  Foreign exchanges
     Financial                                 889,567         969,216      1,204,856         371,572
     Other                                      85,301          42,900         72,375           3,475
Forward Contracts:
     Currencies                                119,583       3,177,485      1,538,801         814,847
                                            ----------     -----------     ----------     -----------
                                            $2,251,466     $ 4,731,184     $5,774,875     $ 1,327,849
                                            ----------     -----------     ----------     -----------
                                            ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the six months ended June 30, 1998 and 1997, respectively.

                                                         1998                             1997
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $  428,000            96,430      $  287,915     $   45,725
     Other                                      960,349           268,223       1,067,648        112,232
  Foreign exchanges
     Financial                                1,358,431           384,691         782,605        467,104
     Other                                       64,787            24,075          18,094        --
Forward Contracts:
     Currencies                               1,387,980         1,549,006       1,907,397      1,538,348
                                           --------------    --------------    ----------    ------------
                                             $4,199,547        $2,322,425      $4,063,659     $2,163,409
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table presents the average fair value of futures and forward contracts during the three months ended June 30, 1998 and 1997, respectively.

                                                         1998                             1997
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $  238,536        $  168,752      $  470,831     $   11,438
     Other                                      605,491           298,260         953,652        142,559
  Foreign exchanges
     Financial                                1,001,573           415,303         809,869        557,681
     Other                                       57,416            31,108          29,363             --
Forward Contracts:
     Currencies                               1,653,962         1,251,653         947,158      1,779,007
                                           --------------    --------------    ----------    ------------
                                             $3,556,978        $2,165,076      $3,210,873     $2,490,685
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table presents the trading revenues from futures and forward contracts during the six months ended June 30, 1998 and 1997, respectively.

                                                       1998           1997
                                                    -----------     ---------
                        Futures Contracts:
                          Domestic exchanges
                             Financial              $(1,159,942)    $(386,913)
                             Other                      238,057      (295,592)
                          Foreign exchanges
                             Financial               (1,129,328)      (17,392)
                             Other                   (1,224,052)       86,782
                        Forward Contracts:
                             Currencies              (1,940,994)     (304,862)
                                                    -----------     ---------
                                                    $(5,216,259)    $(917,977)
                                                    -----------     ---------
                                                    -----------     ---------

   The following table presents the trading revenues from futures and forward contracts during the three months ended June 30, 1998 and 1997, respectively.

                                     1998            1997
                                  -----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                    $  (693,470)    $  (172,758)
     Other                             74,829        (384,310)
  Foreign exchanges
     Financial                       (646,056)       (372,778)
     Other                             50,274          65,158
Forward Contracts:
     Currencies                      (828,065)     (2,674,364)
                                  -----------     -----------
                                  $(2,042,488)     (3,539,052)
                                  -----------     -----------
                                  -----------     -----------

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

   At June 30, 1998, 100% of the Trust's net assets were allocated to commodity trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the net assets in these accounts.

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

   Redemptions of limited interests for the six and three months ended June 30, 1998 were $5,649,351 and $4,071,690, respectively. Redemptions of general interests for the six and three months ended June 30, 1998 were $57,065 and $41,241, respectively. Redemptions of limited and general interests from commencement of operations, January 5, 1995 to June 30, 1998 totalled $37,406,618 and $247,970, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Interest as of June 30, 1998 was $171.12, a decrease of 10.74% from the December 31, 1997 net asset value per Interest of $191.70.

   April was a difficult month as the Trust incurred losses in the financial, currency, metal and energy sectors. Profits were achieved in the soft, grain, meat and index sectors. Early in the month, 30-year U.S. Treasury bond yields approached record lows, driving prices higher. On April 28th, the market suffered what seemed to be a major setback on a report that Federal Reserve policy makers were leaning toward a rate hike causing bond prices to fall. Mild inflation data released on April 29th sent bond prices soaring again, pushing the yield back below 6%. In Europe, bond yields, which had been declining for much of the first quarter, rose in April, resulting in losses in most positions held. Within the currency sector, the largest losing position for the Trust was the deutsche mark as it rose against the U.S. dollar, reflecting expectations of a German tax hike. Long positions in the Australian dollar performed poorly as the Aussie dollar succumbed to the worsening economic picture for Asia. Swiss franc positions lost value as well. On a positive note, the Trust slightly offset losses with gains in the soft sector as it took advantage of a five-year low in sugar prices caused by expectations of a large Brazillian crop. Positions in coffee were also profitable. Corn and wheat contracts provided gains in the grain sector.

   May trading was profitable for the Trust as profits were achieved in the financial, currency, energy and grain sectors. Losses were incurred in the metal, index, soft and meat sectors. In the financial sector, the Japanese Government bond (JGB) reached record highs as it rose in response to reports that the end of economic problems in Japan was not yet readily apparent. This rally profited the Trust's long JGB position. A strong U.S. dollar caused the U.S. 30-year Treasury bond to rise throughout the month resulting in profits. Positions in Australian 3-year and 30-year bonds also fared well. Damaged by continuous bank failings and other negative news, the Japanese yen continued to decline versus the U.S. dollar. During the month, skeptical investors drove the yen to a seven-year low, profiting the Trust's short positions. Short Australian dollar positions gained as it followed its economic neighbors lower throughout the month. Long gold positions in the metal sector lost value as gold prices declined during the month due to a decrease in demand. Copper positions also resulted in net losses. Index sector positions were unprofitable for the Trust in May, particularly short positions in the Japanese Nikkei as it rallied during the month. Cotton and coffee positions were unprofitable in the grain sector as were live cattle positions in the meat sector.

   June trading was unprofitable for the Trust as losses were incurred in the currency, financial, metal, index and grain sectors. Gains were experienced in the energy, soft and meat sectors. In the currency sector, as concerns grew over the worsening economic picture in Russia, the value of the deutsche mark fell versus the U.S. dollar. This initiated a flight to the safety of the British pound driving it higher versus the U.S. dollar. This shift was unprofitable for the Trust. The Trust also lost in British pound/German deutsche mark and deutsche mark/Japanese yen crossrate positions. In the financial sector, unprofitable positions in the Japanese Government bond led to losses as the yield rose from record lows following the United State's currency intervention to support the yen. The yen's reversal also had a negative impact on Australian ten-year and three-year bonds as well as Eurodollar bonds. With the exception of a selloff near mid-month, the prices of both silver and gold advanced throughout the month, resulting in losses for the Trust. Helping offset losses were gains experienced in short energy sector positions as prices fell on a general skepticism as to whether or not certain OPEC countries would meet the planned cutbacks. During the month, the price of coffee reached an 18-month low on indications of an abundant supply profiting the Trust's short positions. Trading in cotton led to gains as well.

   Interest income is earned on net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased approximately $179,000 and $139,000 for the six and three months ended June 30, 1998 compared to the corresponding periods in 1997. These decreases were primarily due to a lower net assets in the Trust as a result of redemptions and weak trading performance during 1998.

   Commissions are calculated on the Trust's net asset value at the beginning of the month and, therefore, vary according to trading performance and redemptions. Commissions for the six and three months ended June 30, 1998 decreased approximately $299,000 and $160,000 compared to the corresponding periods in 1997. These decreases were primarily due to lower monthly net asset values as a result of redemptions and weak trading performance during 1998.

   All trading decisions for the Trust are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the six and three months ended June 30, 1998 decreased approximately $170,000 and $77,000 compared to the corresponding periods in 1997 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Manager. Incentive fees of approximately $71,000 generated during the three months ended March 31, 1997 were the result of favorable trading performance during that period. No incentive fees were generated during the six and three months ended June 30, 1998.

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 13, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant