Form 10-Q
period 1998-09-30
DIVERSIFIED FUTURES TRUST I
filed 1998-11-13
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $53,240,808      $65,565,864
Net unrealized gain on open commodity positions                         11,219,190        4,447,026
                                                                      -------------     ------------
Net equity                                                              64,459,998       70,012,890
Other receivables                                                           22,222           11,866
                                                                      -------------     ------------
Total assets                                                           $64,482,220      $70,024,756
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 2,664,753      $ 1,973,508
Management fee payable                                                     214,940          233,415
Incentive fee payable                                                       97,868          305,704
                                                                      -------------     ------------
Total liabilities                                                      $ 2,977,561        2,512,627
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (302,957.502 and 348,652.217 interests
  outstanding)                                                          60,889,449       66,836,959
General interests (3,061 and 3,522 interests outstanding)                  615,210          675,170
                                                                      -------------     ------------
Total trust capital                                                     61,504,659       67,512,129
                                                                      -------------     ------------
Total liabilities and trust capital                                    $64,482,220      $70,024,756
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interests ('Interests')        $    200.98      $    191.70
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Nine months ended                Three months ended
                                                  September 30,                     September 30,
                                          -----------------------------     -----------------------------
                                              1998             1997             1998             1997
---------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                             $(1,524,504)     $ 2,191,566      $(3,234,989)     $ 3,390,429
Change in net unrealized gain/loss on
  open commodity positions                   6,772,164        1,626,034       13,698,908        1,345,148
Interest income                              2,550,915        2,855,116          828,140          953,742
                                          -------------     -----------     -------------     -----------
                                             7,798,575        6,672,716       11,292,059        5,689,319
                                          -------------     -----------     -------------     -----------

EXPENSES
Commissions                                  3,510,728        4,010,869        1,072,115        1,273,349
Management fees                              1,826,280        2,081,056          587,414          672,119
Incentive fees                                  97,868           70,715           97,868          --
                                          -------------     -----------     -------------     -----------
                                             5,434,876        6,162,640        1,757,397        1,945,468
                                          -------------     -----------     -------------     -----------
Net income                                 $ 2,363,699      $   510,076      $ 9,534,662      $ 3,743,851
                                          -------------     -----------     -------------     -----------
                                          -------------     -----------     -------------     -----------
ALLOCATION OF NET INCOME
Limited interests                          $ 2,340,065      $   504,979      $ 9,439,308      $ 3,706,411
                                          -------------     -----------     -------------     -----------
                                          -------------     -----------     -------------     -----------
General interests                          $    23,634      $     5,097      $    95,354      $    37,440
                                          -------------     -----------     -------------     -----------
                                          -------------     -----------     -------------     -----------
NET INCOME PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income per weighted average limited
  and general interest                     $      6.99      $      1.31      $     29.86      $     10.07
                                          -------------     -----------     -------------     -----------
                                          -------------     -----------     -------------     -----------
Weighted average number of limited and
  general interests outstanding                338,255          389,921          319,277          371,877
                                          -------------     -----------     -------------     -----------
                                          -------------     -----------     -------------     -----------
---------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1997            352,174.217     $66,836,959     $675,170      $67,512,129
Net income                                                    2,340,065       23,634        2,363,699
Redemptions                                 (46,155.715)     (8,287,575)     (83,594 )     (8,371,169)
                                           ------------     -----------     ---------     -----------
Trust capital--September 30, 1998           306,018.502     $60,889,449     $615,210      $61,504,659
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Diversified Futures Trust I (the 'Trust') as of September 30, 1998 and the results of its operations for the nine and three months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   As of September 30, 1998, a non-U.S. affiliate of the Managing Owner owns 2,816.237 limited interests of the Trust.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At September 30, 1998 and December 31, 1997, such segregated assets totalled $23,338,726 and $32,697,304, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading which totalled $38,964,185 and $36,591,632 at September 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1998, the Trust's open futures and forward contracts mature within one year.

   At September 30, 1998 and December 31, 1997, gross contract amounts of open futures and forward contracts are:

                                          1998            1997
                                      ------------    ------------
Financial Futures Contracts:
  Commitments to purchase             $987,777,913    $323,162,224
  Commitments to sell                   11,142,035     164,238,663
Currency Forward Contracts:
  Commitments to purchase              113,534,422      19,553,488
  Commitments to sell                    7,762,128      80,175,259
Other Futures Contracts:
  Commitments to purchase                7,943,908       9,518,584
  Commitments to sell                    8,742,020      32,427,955

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

   At September 30, 1998 and December 31, 1997, the fair value of open futures and forward contracts were:

                                                       1998                            1997
                                            ---------------------------     --------------------------
                                              Assets        Liabilities       Assets       Liabilities
                                            -----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $ 2,862,340     $        --     $  436,575     $        --
     Other                                      351,318         149,418      2,522,268         137,955
  Foreign exchanges
     Financial                                5,968,472              --      1,204,856         371,572
     Other                                       63,910          34,519         72,375           3,475
Forward Contracts:
     Currencies                               3,025,377         868,290      1,538,801         814,847
                                            -----------     -----------     ----------     -----------
                                            $12,271,417     $ 1,052,227     $5,774,875     $ 1,327,849
                                            -----------     -----------     ----------     -----------
                                            -----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the nine months ended September 30, 1998 and 1997, respectively.

                                                         1998                             1997
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $  739,181        $   84,724      $  561,103     $   51,389
     Other                                      944,498           225,940       1,012,084        249,081
  Foreign exchanges
     Financial                                2,164,032           360,257       1,547,698        335,762
     Other                                       64,577            25,894          18,509         12,854
Forward Contracts:
     Currencies                               1,309,506         2,049,928       1,855,622      1,539,142
                                           --------------    --------------    ----------    ------------
                                             $5,221,794        $2,746,743      $4,995,016     $2,188,228
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table presents the average fair value of futures and forward contracts during the three months ended September 30, 1998 and 1997, respectively.

                                                         1998                             1997
                                           --------------------------------    --------------------------
                                               Assets         Liabilities        Assets      Liabilities
                                           --------------    --------------    ----------    ------------
Futures Contracts:
  Domestic exchanges
     Financial                               $1,269,316        $   72,666      $1,094,675     $   48,453
     Other                                      799,523           201,249         918,180        506,361
  Foreign exchanges
     Financial                                3,255,217           469,737       2,721,458        128,907
     Other                                       69,392            33,329          25,154         32,136
Forward Contracts:
     Currencies                                 874,695         3,208,432       1,633,477      1,536,996
                                           --------------    --------------    ----------    ------------
                                             $6,268,143        $3,985,413      $6,392,944     $2,252,853
                                           --------------    --------------    ----------    ------------
                                           --------------    --------------    ----------    ------------

   The following table presents the trading revenues from futures and forward contracts during the nine and three months ended September 30, 1998 and 1997, respectively.

                                     Nine months ended                   Three months ended
                                       September 30,                       September 30,
                                ---------------------------         ----------------------------
                                   1998            1997                 1998            1997
                                -----------     -----------         ------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                  $ 3,735,935     $  (182,970)        $  4,895,876     $   203,943
     Other                       (2,274,394)     (1,498,043)          (1,050,342)     (1,202,451)
  Foreign exchanges
     Financial                    6,665,343       5,983,736            7,794,671       6,001,128
     Other                          225,294        (208,402)             (12,764)       (295,184)
Forward Contracts:
     Currencies                  (3,104,518)       (276,721)          (1,163,522)         28,141
                                -----------     -----------         ------------     -----------
                                $ 5,247,660     $ 3,817,600         $ 10,463,919     $ 4,735,577
                                -----------     -----------         ------------     -----------
                                -----------     -----------         ------------     -----------

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

   At September 30, 1998, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the net assets in these accounts.

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

   Redemptions of limited interests for the nine and three months ended September 30, 1998 were $8,287,575 and $2,638,224, respectively. Redemptions of general interests for the nine and three months ended September 30, 1998 were $83,594 and $26,529, respectively. Redemptions of limited and general interests from commencement of operations, January 5, 1995 to September 30, 1998 totalled $40,044,842 and $274,499, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Year 2000 Risk

   Investment funds, like financial and business organizations and individuals around the world, depend on the smooth functioning of computer systems. The year 2000, however, holds the potential for a significant disruption in the operation of these systems. Many computer systems in use today cannot distinguish the year 2000 from the year 1900 because of the way in which dates are encoded. This is commonly known as the 'Year 2000 Problem.' The Trust could be adversely affected if computer systems used by it or any third party with whom it has a material relationship do not properly perform date comparisons and calculations concerning dates on or after January 1, 2000, which in turn could have a negative impact on the handling or determination of trades and prices and the services provided to the Trust.

   The Trust has engaged third parties to perform primarily all of the services it needs. Accordingly, the Trust's Year 2000 problems, if any, are not its own but those that center on the ability of the Managing Owner, Prudential Securities Incorporated, its Trading Manager and any other third party with whom the Trust has a material relationship (individually, a 'Service Provider,' and collectively, the 'Service Providers') to address and correct problems that may cause their systems not to function as intended as a result of the Year 2000 Problem.

   The Trust has received assurances from its Managing Owner and Prudential Securities Incorporated that they anticipate being able to continue their operations without any material adverse impact from the Year

2000 Problem. Although other Service Providers, such as the Trust's Trading Manager, have not made similar representations to the Trust, the Trust has no reason to believe that these Service Providers will not take steps necessary to avoid any material adverse impact on the Trust, though there can be no assurance that this will be the case. The costs or consequences of incomplete or untimely resolution of the Year 2000 Problem by the Service Providers, or by governments, exchanges, clearing houses, regulators, banks and other third parties, are unknown to the Trust at this time, but could have a material adverse impact on the operations of the Trust. The Managing Owner will promptly notify the Trust's limited owners in the event it determines that the Year 2000 Problem will have a material adverse impact on the Trust's operations.

   The Trust has considered various alternatives as a contingency plan. If the Year 2000 Problems are systemic, for example, the federal government, the banking system, exchanges or utilities are affected materially, there may be no adequate contingency plan for the Trust to follow other than to suspend operations. If the Year 2000 Problems are related to one or more of the other Service Providers selected by the Trust, the Trust believes that each such Service Provider is prepared to address any Year 2000 Problems which arise that could have a material adverse impact on the Trust's operations.

Results of Operations

   The net asset value per Interest as of September 30, 1998 was $200.98, an increase of 4.84% from the December 31, 1997 net asset value per Interest of $191.70. Additionally, the return for the quarter ended September 30, 1998 was an increase of 17.45%.

   Third quarter trading resulted in gains for the Trust. Profitable sectors included the financial, grain and meat sectors. Partially offsetting gains were losses in the currency, metal, soft, energy and index sectors. The continuing effects of June's Japanese yen intervention resulted in a rough start for the Trust's third quarter. As global stock markets declined, other markets began to shift in directions favoring the Trust's positions. The financial sector began the quarter with considerable volatility. As the quarter progressed, the sector began to draw attention as the falling U.S. stock market and Presidential scandal unfolded. This 'flight-to-quality' resulted in significant profits for the Trust, particularly German ten-year, U.S. ten-year, Japanese, U.S. Treasury and Eurodollar bonds. Grain sector positions benefited from quality growing weather early on in the quarter. This caused prices of corn and wheat to plunge, thereby profiting the Trust's short exposure. Losses experienced during the quarter offset gains. Currency trading was unprofitable as volatility not seen in some time flowed into the markets as a response to global economic uncertainty. Specifically, the Trust incurred losses in British pound, Japanese yen and Australian dollar positions. In the metal sector, worries about declining silver warehouse inventories pushed prices higher resulting in losses. Copper positions held by the Trust also declined in value.

   Interest income is earned on net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased approximately $304,000 and $126,000 for the nine and three months ended September 30, 1998 compared to the corresponding periods in 1997. These decreases were primarily due to a lower net assets in the Trust as a result of redemptions and weak trading performance during the first six months of 1998.

   Commissions are calculated on the Trust's net asset value at the beginning of the month and, therefore, vary according to trading performance and redemptions. Commissions for the nine and three months ended September 30, 1998 decreased approximately $500,000 and $201,000 compared to the corresponding periods in 1997. These decreases were primarily due to lower monthly net asset values as a result of redemptions and weak trading performance during the first six months of 1998.

   All trading decisions for the Trust are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the nine and three months ended September 30, 1998 decreased approximately $255,000 and $85,000 compared to the corresponding periods in 1997 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Manager. Incentive fees of approximately $98,000 were generated during the three months ended September 30, 1998 as a result of favorable trading performance during the period.

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 13, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant