Form 10-Q
period 1999-03-31
DIVERSIFIED FUTURES TRUST I
filed 1999-05-14
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $54,892,489      $55,481,234
Net unrealized gain on open commodity positions                          1,775,779        6,197,212
                                                                      -------------     ------------
Net equity                                                              56,668,268       61,678,446
Other receivables                                                           24,461            8,874
                                                                      -------------     ------------
Total assets                                                           $56,692,729      $61,687,320
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 2,783,349      $ 2,543,697
Management fee payable                                                     188,976          205,624
                                                                      -------------     ------------
Total liabilities                                                        2,972,325        2,749,321
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (276,117.926 and 290,423.624 interests
  outstanding)                                                          53,183,213       58,348,534
General interests (2,789 and 2,934 interests outstanding)                  537,191          589,465
                                                                      -------------     ------------
Total trust capital                                                     53,720,404       58,937,999
                                                                      -------------     ------------
Total liabilities and trust capital                                    $56,692,729      $61,687,320
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    192.61      $    200.91
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                           1999            1998
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                      $ 3,022,787     $  (521,288)
Change in net unrealized gain on open commodity positions                (4,421,433)     (2,652,483)
Interest income                                                             657,112         906,660
                                                                        -----------     -----------
                                                                           (741,534)     (2,267,111)
                                                                        -----------     -----------

EXPENSES
Commissions                                                               1,120,563       1,272,583
Management fees                                                             572,149         645,018
                                                                        -----------     -----------
                                                                          1,692,712       1,917,601
                                                                        -----------     -----------
Net loss                                                                $(2,434,246)    $(4,184,712)
                                                                        -----------     -----------
                                                                        -----------     -----------
ALLOCATION OF NET LOSS
Limited interests                                                       $(2,409,900)    $(4,142,862)
                                                                        -----------     -----------
                                                                        -----------     -----------
General interests                                                       $   (24,346)    $   (41,850)
                                                                        -----------     -----------
                                                                        -----------     -----------
NET LOSS PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net loss per weighted average limited and general interest              $     (8.30)    $    (11.88)
                                                                        -----------     -----------
                                                                        -----------     -----------
Weighted average number of limited and general interests outstanding        293,358         352,174
                                                                        -----------     -----------
                                                                        -----------     -----------
---------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1998            293,357.624     $58,348,534     $589,465      $58,937,999
Net loss                                             --      (2,409,900)     (24,346 )     (2,434,246)
Redemptions                                 (14,450.698)     (2,755,421)     (27,928 )     (2,783,349)
                                           ------------     -----------     ---------     -----------
Trust capital--March 31, 1999               278,906.926     $53,183,213     $537,191      $53,720,404
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Diversified Futures Trust I (the 'Trust') as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the 'Annual Report').

B. Related Parties

   The managing owner of the Trust is Prudential Securities Futures Management Inc. (the 'Managing Owner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'). The Managing Owner and its affiliates perform services for the Trust which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to its routine operational, administrative, legal and auditing fees as well as costs paid to organize the Trust and offer its interests. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   The Trust's assets are maintained either in trading or cash accounts with PSI, the Trust's commodity broker, or for margin purposes, with the various exchanges on which the Trust is permitted to trade. PSI credits the Trust monthly with 100% of the interest it earns on the net assets in these accounts.

   The Trust, acting through its trading manager, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets, Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Trust pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of the Trust.

   As of March 31, 1999, a non-U.S. affiliate of the Managing Owner owns 2,463.953 limited interests of the Trust.

C. Credit and Market Risk

   Since the Trust's business is to trade futures and forward (including foreign exchange transactions) contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures and forward contracts involve varying degrees of off-balance sheet risk; and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Trust's unrealized gain
(loss) on open commodity positions reflected in the statements of financial condition. The Trust's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Trust as well as the liquidity of the markets in which the contracts are traded.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At March 31, 1999, such segregated assets totalled $44,407,332. Part
30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading which totalled $11,782,787 at March 31, 1999. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1999, the Trust's open futures and forward contracts mature within one year.

   At March 31, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts were:

                                          1999            1998
                                      ------------    ------------
Financial Futures Contracts:
  Commitments to purchase             $150,581,147    $241,713,301
  Commitments to sell                  403,930,809     450,175,973
Currency Futures Contracts:
  Commitments to purchase                       --      29,926,525
  Commitments to sell                   68,212,813      22,716,988
Other Futures Contracts:
  Commitments to purchase                6,094,835       2,666,083
  Commitments to sell                   21,759,419      15,300,056
Currency Forward Contracts:
  Commitments to purchase                6,237,265         464,787
  Commitments to sell                   32,118,793       7,297,275

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

   At March 31, 1999 and December 31, 1998, the fair value of open futures and forward contracts was:

                                                       1999                           1998
                                            --------------------------     --------------------------
                                              Assets       Liabilities       Assets       Liabilities
                                            ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $  531,929     $        --     $   59,531     $   607,294
     Currencies                                558,988         297,150        969,688         187,500
     Other                                     505,660         218,904        589,283         134,120
  Foreign exchanges
     Financial                                 574,110         526,196      5,991,154         385,014
     Other                                     173,395           4,202        114,259          11,014
Forward Contracts:
     Currencies                                550,266          72,117          5,365         207,126
                                            ----------     -----------     ----------     -----------
                                            $2,894,348     $ 1,118,569     $7,729,280     $ 1,532,068
                                            ----------     -----------     ----------     -----------
                                            ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended March 31, 1999 and 1998, respectively.

                                                       1999                           1998
                                            --------------------------     --------------------------
                                              Assets       Liabilities       Assets       Liabilities
                                            ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $  305,122     $   216,686     $  520,973     $    78,874
     Currencies                                826,378         167,994             --              --
     Other                                     462,673         158,693      1,182,189         222,577
  Foreign exchanges
     Financial                               3,556,620         395,097      1,446,647         349,807
     Other                                      93,973          19,449         67,634          16,550
Forward Contracts:
     Currencies                                557,261         261,720      1,268,767       1,476,705
                                            ----------     -----------     ----------     -----------
                                            $5,802,027     $ 1,219,639     $4,486,210     $ 2,144,513
                                            ----------     -----------     ----------     -----------
                                            ----------     -----------     ----------     -----------

   The following table presents the trading revenues from futures and forward contracts for the three months ended March 31, 1999 and 1998.

                                                    1999            1998
                                                 -----------     -----------
                       Futures Contracts:
                         Domestic exchanges
                            Financial            $ 1,681,629     $  (466,472)
                            Currencies              (407,625)             --
                            Other                   (807,080)     (1,298,880)
                         Foreign exchanges
                            Financial             (3,910,954)       (483,272)
                            Other                    213,697         187,783
                       Forward Contracts:
                            Currencies             1,831,687      (1,112,930)
                                                 -----------     -----------
                                                 $(1,398,646)    $(3,173,771)
                                                 -----------     -----------
                                                 -----------     -----------

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

   At March 31, 1999, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the net assets in these accounts.

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

   Since the Trust's business is to trade futures and forward contracts, its capital is at risk due to change in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Trust's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Trust's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Trust's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring the Trust's trading manager to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Trust's futures and forward contracts.

   The Trust does not have, nor does it expect to have, any capital assets.

   Redemptions of limited and general interests for the three months ended March 31, 1999 were $2,755,421 and $27,928, respectively. Redemptions of limited and general interests from commencement of operations, January 5, 1995 to March 31, 1999 totalled $45,318,444 and $327,943, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Interest as of March 31, 1999 was $192.61, a decrease of 4.13% from the December 31, 1998 net asset value per Interest of $200.91.

   First quarter trading resulted in net losses for the Trust. The financial, metal, soft, grain and meat sectors incurred losses which were mitigated by gains generated in the currency, energy, and index sectors.

   In the financial sector, the bear market trend in Japanese bonds reversed when the Ministry of Finance announced that the Bank of Japan would continue supporting the bond market by purchasing sizable quantities of Japanese government bonds ('JGBs'). As a result, the Trust sustained sizable losses in JGBs. In reaction to the International Monetary Fund's threat to sell gold, gold prices declined during the quarter leading to losses in the metal sector.

   The Trust captured gains from the strength of the U.S. dollar as it benefited from the considerable slow down in European growth and market sentiment that the European Central Bank will have to smooth the transition to the Euro by cutting rates. Specifically, profits were derived from long U.S. dollar crossrate positions against the Deutsche mark and Swiss franc.

   Additional gains were generated from long positions in the energy sector as OPEC announced substantial cuts in crude oil exports.

   Interest income is earned on the net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased approximately $250,000 for the three months ended March 31, 1999 compared to the corresponding period in 1998. This decrease was primarily due to declining interest rates as well as lower net assets in the Trust as a result of redemptions during 1998.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions for the three months ended March 31, 1999 decreased approximately $152,000 compared to the corresponding period in 1998. This decrease was primarily due to lower monthly net asset values as a result of redemptions during 1998.

   All trading decisions for the Trust are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1999 decreased approximately $73,000 compared to the corresponding period in 1998 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Manager. No incentive fees were generated during the three months ended March 31, 1999 and 1998.

Year 2000 Risk

   A discussion of Year 2000 risk and its effect on the operations of the Trust is included in the Trust's Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   No material changes exist between the period covered by this report and the Registrant's most recent fiscal year end. Therefore, pursuant to Item 305(c) of Regulation S-K, information regarding quantitative and qualitative disclosures about market risk is not required.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective April 1999, Eleanor L. Thomas and Joseph A. Filicetti were elected by the Board of Directors of the Managing Owner as directors. In addition, Mr. Filicetti has also been elected by the Board of Directors as President of the Managing Owner replacing Thomas
        M. Lane. Mr. Filicetti joined Prudential Securities Incorporated in September 1998 and is the Director of Sales and Marketing for Managed Futures. Ms. Thomas was elected by the Board of Directors of the Managing Owner as Executive Vice President. Ms. Thomas joined Prudential Securities Incorporated in February 1993 and is primarily responsible for origination, asset allocation, and due diligence for Managed Futures.

Item 6. (a) Exhibits--

          3.1
         and
          4.1--Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of August 25, 1994, as amended and restated as of September 14, 1994 (incorporated by reference to Exhibits 3.1 and 4.1 of the Registrant's Form 10-Q for the period ended September 30, 1994)

          4.2--Subscription Agreement (incorporated by reference to Exhibit C to the Registrant's Registration Statement on Form S-1, File No. 33-81534)

          4.3--Request for Redemption (incorporated by reference to Exhibit D to the Registrant's Registration Statement on Form S-1, File No. 33-81534)

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 14, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer