Form 10-Q
period 1999-06-30
DIVERSIFIED FUTURES TRUST I
filed 1999-08-13
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1999             1998
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $55,311,542     $55,481,234
Net unrealized gain on open commodity positions                          4,574,666       6,197,212
                                                                       -----------     ------------
Net equity                                                              59,886,208      61,678,446
Other receivables                                                           20,145           8,874
                                                                       -----------     ------------
Total assets                                                           $59,906,353     $61,687,320
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 2,525,176     $ 2,543,697
Incentive fee payable                                                      252,445         --
Management fee payable                                                     199,688         205,624
                                                                       -----------     ------------
Total liabilities                                                        2,977,309       2,749,321
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (264,390.094 and 290,423.624 interests
  outstanding)                                                          56,359,670      58,348,534
General interests (2,671 and 2,934 interests outstanding)                  569,374         589,465
                                                                       -----------     ------------
Total trust capital                                                     56,929,044      58,937,999
                                                                       -----------     ------------
Total liabilities and trust capital                                    $59,906,353     $61,687,320
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $    213.17     $    200.91
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                                       2

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Six months ended              Three months ended
                                                       June 30,                       June 30,
                                              ---------------------------    --------------------------
                                                 1999            1998           1999           1998
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions   $ 7,203,396     $ 1,710,485    $4,180,609     $ 2,231,773
Change in net unrealized gain on open
  commodity positions                          (1,622,546)     (6,926,744)    2,798,887      (4,274,261)
Interest income                                 1,316,360       1,722,775       659,248         816,115
                                              -----------     -----------    ----------     -----------
                                                6,897,210      (3,493,484)    7,638,744      (1,226,373)
                                              -----------     -----------    ----------     -----------

EXPENSES
Commissions                                     2,196,069       2,438,613     1,075,506       1,166,030
Management fees                                 1,149,126       1,238,866       576,977         593,848
Incentive fee                                     252,445         --            252,445         --
                                              -----------     -----------    ----------     -----------
                                                3,597,640       3,677,479     1,904,928       1,759,878
                                              -----------     -----------    ----------     -----------
Net income (loss)                             $ 3,299,570     $(7,170,963)   $5,733,816     $(2,986,251)
                                              -----------     -----------    ----------     -----------
                                              -----------     -----------    ----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                             $ 3,266,579     $(7,099,244)   $5,676,479     $(2,956,382)
                                              -----------     -----------    ----------     -----------
                                              -----------     -----------    ----------     -----------
General interests                             $    32,991     $   (71,719)   $   57,337     $   (29,869)
                                              -----------     -----------    ----------     -----------
                                              -----------     -----------    ----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest                $     11.53     $    (20.62)   $    20.56     $     (8.70)
                                              -----------     -----------    ----------     -----------
                                              -----------     -----------    ----------     -----------
Weighted average number of limited and
  general interests outstanding                   286,132         347,743       278,907         343,313
                                              -----------     -----------    ----------     -----------
                                              -----------     -----------    ----------     -----------
-------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1998            293,357.624     $58,348,534     $589,465      $58,937,999
Net income                                      --            3,266,579       32,991        3,299,570
Redemptions                                 (26,296.530)     (5,255,443)     (53,082 )     (5,308,525)
                                           ------------     -----------     ---------     -----------
Trust capital--June 30, 1999                267,061.094     $56,359,670     $569,374      $56,929,044
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Diversified Futures Trust I (the 'Trust') as of June 30, 1999 and the results of its operations for the six and three months ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Trust does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

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

   The Trust's assets are maintained either in trading or cash accounts at PSI, the Trust's commodity broker, or for margin purposes, with the various exchanges on which the Trust is permitted to trade. PSI credits the Trust monthly with 100% of the interest it earns on the average net assets in the Trust's accounts.

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

   As of June 30, 1999, a non-U.S. affiliate of the Managing Owner owns 2,117.885 limited interests of the Trust.

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

   The Managing Owner attempts to minimize both credit and market risks by requiring the Trust and its trading manager to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner may terminate the trading manager if the net asset value allocated to the trading manager declines by 33 1/3% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Trust will liquidate its positions, and eventually dissolve, if the Trust experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in the net asset value is after giving effect for distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Trust.

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At June 30, 1999, such segregated assets totalled $44,123,728. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading which totalled $15,606,408 at June 30, 1999. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1999, the Trust's open futures and forward contracts mature within one year.

   At June 30, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts were:

                                          1999            1998
                                      ------------    ------------
Financial Futures Contracts:
  Commitments to purchase             $  7,889,658    $241,713,301
  Commitments to sell                  857,291,259     450,175,973
Currency Futures Contracts:
  Commitments to purchase                  --           29,926,525
  Commitments to sell                   73,792,487      22,716,988
Other Futures Contracts:
  Commitments to purchase                8,515,329       2,666,083
  Commitments to sell                   18,804,634      15,300,056
Currency Forward Contracts:
  Commitments to purchase                3,426,055         464,787
  Commitments to sell                   29,612,358       7,297,275

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

   At June 30, 1999 and December 31, 1998, the fair value of open futures and forward contracts was:

                                                       1999                           1998
                                            --------------------------     --------------------------
                                              Assets       Liabilities       Assets       Liabilities
                                            ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $  678,565      $   57,025     $   59,531     $   607,294
     Currencies                                390,264          83,650        969,688         187,500
     Other                                   1,083,122         149,580        589,283         134,120
  Foreign exchanges
     Financial                               2,583,119          36,004      5,991,154         385,014
     Other                                     124,714         114,931        114,259          11,014
Forward Contracts:
     Currencies                                272,020         115,948          5,365         207,126
                                            ----------     -----------     ----------     -----------
                                            $5,131,804      $  557,138     $7,729,280     $ 1,532,068
                                            ----------     -----------     ----------     -----------
                                            ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the six months ended June 30, 1999 and 1998, respectively.

                                                       1999                           1998
                                            --------------------------     --------------------------
                                              Assets       Liabilities       Assets       Liabilities
                                            ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $  390,184     $   135,499     $  428,000     $    96,430
     Currencies                                899,684         149,001         --             --
     Other                                     541,338         198,257        960,349         268,223
  Foreign exchanges
     Financial                               3,026,749         285,904      1,358,431         384,691
     Other                                     107,222          45,349         64,787          24,075
Forward Contracts:
     Currencies                                747,900         210,537      1,387,980       1,549,006
                                            ----------     -----------     ----------     -----------
                                            $5,713,077     $ 1,024,547     $4,199,547     $ 2,322,425
                                            ----------     -----------     ----------     -----------
                                            ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts for the three months ended June 30, 1999 and 1998, respectively.

                                                       1999                           1998
                                            --------------------------     --------------------------
                                              Assets       Liabilities       Assets       Liabilities
                                            ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $  510,682      $   20,438     $  238,536     $   168,752
     Currencies                                887,816         167,046         --             --
     Other                                     611,083         242,983        605,491         298,260
  Foreign exchanges
     Financial                               1,883,718         236,784      1,001,573         415,303
     Other                                     137,014          60,963         57,416          31,108
Forward Contracts:
     Currencies                                889,131         124,750      1,653,962       1,251,653
                                            ----------     -----------     ----------     -----------
                                            $4,919,444      $  852,964     $3,556,978     $ 2,165,076
                                            ----------     -----------     ----------     -----------
                                            ----------     -----------     ----------     -----------

      The following table presents the trading revenues from futures and forward contracts during the six months ended June 30, 1999 and 1998, respectively.

                                                     1999            1998
                                                  -----------     -----------
                       Futures Contracts:
                         Domestic exchanges
                            Financial             $ 2,823,847     $(1,159,942)
                            Currencies                810,301              --
                            Other                     479,232         238,057
                         Foreign exchanges
                            Financial              (1,661,342)     (1,129,328)
                            Other                     259,951      (1,224,052)
                       Forward Contracts:
                            Currencies              2,868,861      (1,940,994)
                                                  -----------     -----------
                                                  $ 5,580,850     $(5,216,259)
                                                  -----------     -----------
                                                  -----------     -----------

      The following table presents the trading revenues from futures and forward contracts during the three months ended June 30, 1999 and 1998, respectively.

                                                     1999           1998
                                                  ----------     -----------
                       Futures Contracts:
                         Domestic exchanges
                            Financial             $1,142,218     $  (693,470)
                            Currencies             1,217,926              --
                            Other                  1,286,312          74,829
                         Foreign exchanges
                            Financial              2,249,612        (646,056)
                            Other                     46,254          50,274
                       Forward Contracts:
                            Currencies             1,037,174        (828,065)
                                                  ----------     -----------
                                                  $6,979,496     $(2,042,488)
                                                  ----------     -----------
                                                  ----------     -----------

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

   At June 30, 1999, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

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

   Since the Trust's business is to trade futures and forward contracts, its capital is at risk due to change in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Trust's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Trust's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Trust's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring the Trust and its trading manager to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Trust's futures and forward contracts.

   The Trust does not have, nor does it expect to have, any capital assets.

   Redemptions of limited interests for the six and three months ended June 30, 1999 were $5,255,443 and $2,500,022, respectively. Redemptions of general interests for the six and three months ended June 30, 1999 were $53,082 and $25,154, respectively. Redemptions of limited and general interests from commencement of operations, January 5, 1995 to June 30, 1999 totalled $47,818,466 and $353,097, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Interest as of June 30, 1999 was $213.17, an increase of 6.10% from the December 31, 1998 net asset value per Interest of $200.91.

Quarterly Market Overview

   In the United States, as economic indicators strengthened and the Federal Reserve Bank announced they would raise interest rates, the U.S. dollar rose against most major currencies, especially European which were spurred by deteriorating confidence in the Euro. Throughout the second quarter, several issues weighed on world markets including significant price declines in global long-term interest bonds, the U.S. Federal Reserve's tightening of monetary policy, and an increased supply of corporate debt. Furthermore, as the U.S. economy generated strength, investors feared possible inflation. U.S. bond prices fell, followed by European bonds which were depressed by rumors regarding Italy's retreat from the European Economic

Union. Global stock markets recorded gains over the quarter, supported by solid corporate earnings, and improved economies (especially Asian). In the commodity markets, the energy sector rallied as OPEC announced production cuts and lower inventories in oil and gasoline. A consistent tone prevailed in the agricultural and soft commodity markets as favorable seasonal growing conditions continued to weigh on prices.

Quarterly Trust Performance

   The Trust recorded profits in the financial sector driven by Japanese government and U.S. Treasury bonds. Throughout the quarter the Japanese economy appeared to strengthen triggering a bond market rally. U.S. Treasury bond prices declined, continuing a trend that had existed for several months. U.S. interest rates rose during June as strong consumer demand and an improving manufacturing sector caused economic growth to exceed most market expectations. European bonds followed the lead of the U.S. bond markets.

   Currency sector positions captured gains for the Trust, particularly the Swiss franc, Euro, and Japanese yen. The Swiss franc fell after losing its safe haven attraction as the war in Kosovo ended. The Swiss franc's fall was further compounded by a strengthening U.S. dollar as the Federal Reserve increased U.S. interest rates by 0.25%. Weakness in the Euro continued due to deteriorating confidence in that currency and Italy's possible retraction from the European Economic Union. Consequently, the European Central Bank has been rumored to be considering an interest rate increase. In Japan, as the economy showed signs of recovery, officials feared a premature strengthening of the yen might dampen growth. As a result the Bank of Japan intervened by selling yen.

   Trust gains were also attributable to the index sector, particularly from long positions in the Nikkei Dow. In the first week of January, the Nikkei Dow recorded a low near 13,050 and proceeded to accelerate up to the 18,455 mark within the last two weeks of June. Capital flows out of the U.S. market and into the Asian region helped to drive the Nikkei Dow's upward move under the perception that Asian economies have formed a base from which to improve.

   In the energy sector, trading in light crude and crude oil was profitable. Crude oil products rallied as extremely hot U.S. weather drove utility demand during June. The rally continued following statements by oil ministers from Saudi Arabia and Mexico reporting a high degree of compliance with current OPEC production cuts.

   Short gold positions provided gains for the Trust. The gold market reached a 20-year low as further details of Britain's previously announced plan to sell a portion of its reserves became public. Weak physical demand also served to exacerbate the gold sell-off.

   Losses were experienced in the soft sector as coffee prices fell. Coffee prices plummeted as seasonably warm weather in Brazil reduced the likelihood that a winter freeze would damage the vulnerable crop, thus promising ample supplies.

   Interest income is earned on the net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased $406,000 and $157,000 for the six and three months ended June 30, 1999 compared to the corresponding periods in 1998. These decreases were primarily due to declining interest rates as well as lower net assets in the Trust as a result of redemptions offset, in part, by positive trading performance during the second half of 1998 and the second quarter of 1999.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions for the six and three months ended June 30, 1999 decreased $243,000 and $91,000 compared to the corresponding periods in 1998. These decreases were primarily due to lower monthly net asset values as a result of redemptions offset, in part, by positive trading performance during the second half of 1998 and the second quarter of 1999.

   All trading decisions for the Trust are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the six and three months ended June 30, 1999 decreased $90,000 and $17,000 compared to the corresponding periods in 1998 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Manager. Incentive fees of $252,000 were generated during the three months ended June 30, 1999 due to strong trading performance during the second quarter of 1999. No incentive fees were generated during the six and three months ended June 30, 1998.

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Trust does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 13, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer