Form 10-Q
period 1999-09-30
DIVERSIFIED FUTURES TRUST I
filed 1999-11-12
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $53,047,987      $55,481,234
Net unrealized gain (loss) on open commodity positions                    (932,279)       6,197,212
                                                                      -------------     ------------
Net equity                                                              52,115,708       61,678,446
Other receivables                                                           19,475            8,874
                                                                      -------------     ------------
Total assets                                                           $52,135,183      $61,687,320
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 1,990,077      $ 2,543,697
Management fee payable                                                     173,784          205,624
                                                                      -------------     ------------
Total liabilities                                                        2,163,861        2,749,321
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (254,264.017 and 290,423.624 interests
  outstanding)                                                          49,471,478       58,348,534
General interests (2,569 and 2,934 interests outstanding)                  499,844          589,465
                                                                      -------------     ------------
Total trust capital                                                     49,971,322       58,937,999
                                                                      -------------     ------------
Total liabilities and trust capital                                    $52,135,183      $61,687,320
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    194.57      $    200.91
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine months ended             Three months ended
                                                    September 30,                  September 30,
                                             ---------------------------    ---------------------------
                                                1999            1998           1999            1998
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                               $ 8,641,581     $(1,524,504)   $ 1,438,185     $(3,234,989)
Change in net unrealized gain/loss on
  open commodity positions                    (7,129,491)      6,772,164     (5,506,945)     13,698,908
Interest income                                2,032,452       2,550,915        716,092         828,140
                                             -----------     -----------    -----------     -----------
                                               3,544,542       7,798,575     (3,352,668)     11,292,059
                                             -----------     -----------    -----------     -----------

EXPENSES
Commissions                                    3,271,001       3,510,728      1,074,932       1,072,115
Management fees                                1,689,171       1,826,280        540,045         587,414
Incentive fee                                    252,445          97,868        --               97,868
                                             -----------     -----------    -----------     -----------
                                               5,212,617       5,434,876      1,614,977       1,757,397
                                             -----------     -----------    -----------     -----------
Net income (loss)                            $(1,668,075)    $ 2,363,699    $(4,967,645)    $ 9,534,662
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                            $(1,651,382)    $ 2,340,065    $(4,917,961)    $ 9,439,308
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
General interests                            $   (16,693)    $    23,634    $   (49,684)    $    95,354
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest               $     (5.96)    $      6.99    $    (18.60)    $     29.86
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
Weighted average number of limited and
  general interests outstanding                  279,775         338,255        267,061         319,277
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
-------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1998            293,357.624     $58,348,534     $589,465      $58,937,999
Net loss                                        --           (1,651,382)     (16,693 )     (1,668,075)
Redemptions                                 (36,524.607)     (7,225,674)     (72,928 )     (7,298,602)
                                           ------------     -----------     ---------     -----------
Trust capital--September 30, 1999           256,833.017     $49,471,478     $499,844      $49,971,322
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                       3

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Diversified Futures Trust I (the 'Trust') as of September 30, 1999 and the results of its operations for the nine and three months ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   The managing owner of the Trust is Prudential Securities Futures Management Inc. (the 'Managing Owner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'). The Managing Owner and its affiliates perform services for the Trust which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to the Trust's routine operational, administrative, legal and auditing fees as well as costs paid to organize the Trust and offer its interests. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

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

   As of September 30, 1999, a non-U.S. affiliate of the Managing Owner owns 2,117.885 limited interests of the Trust.

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

   Futures contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures contracts are typically perceived to be less than those associated with forward contracts, because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Trust must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Trust presents unrealized gains and losses on open forward positions, if any, as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At September 30, 1999, such segregated assets totalled $40,390,845. Part
30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading which totalled $11,755,798 at September 30, 1999. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1999, the Trust's open futures and forward contracts mature within one year.

   At September 30, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts were:

                                          1999            1998
                                      ------------    ------------
Financial Futures Contracts:
  Commitments to purchase             $508,055,634    $241,713,301
  Commitments to sell                  213,771,658     450,175,973
Currency Futures Contracts:
  Commitments to purchase               84,653,387      29,926,525
  Commitments to sell                      --           22,716,988
Other Futures Contracts:
  Commitments to purchase               11,312,483       2,666,083
  Commitments to sell                   16,831,994      15,300,056
Currency Forward Contracts:
  Commitments to purchase               11,569,504         464,787
  Commitments to sell                    5,569,210       7,297,275

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

   At September 30, 1999 and December 31, 1998, the fair value of open futures and forward contracts was:

                                                       1999                           1998
                                            --------------------------     --------------------------
                                              Assets       Liabilities       Assets       Liabilities
                                            ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $   18,374     $   232,519     $   59,531     $   607,294
     Currencies                                547,826          10,800        969,688         187,500
     Other                                     570,467       2,431,947        589,283         134,120
  Foreign exchanges
     Financial                                 726,136         287,203      5,991,154         385,014
     Other                                     202,887           4,565        114,259          11,014
Forward Contracts:
     Currencies                                105,027         135,962          5,365         207,126
                                            ----------     -----------     ----------     -----------
                                            $2,170,717     $ 3,102,996     $7,729,280     $ 1,532,068
                                            ----------     -----------     ----------     -----------
                                            ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the nine months ended September 30, 1999 and 1998, respectively.

                                                       1999                           1998
                                            --------------------------     --------------------------
                                              Assets       Liabilities       Assets       Liabilities
                                            ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $  348,111     $   170,991     $  739,181     $    84,724
     Currencies                              1,008,436         162,546         --             --
     Other                                     549,418         407,137        944,498         225,940
  Foreign exchanges
     Financial                               2,702,224         297,396      2,164,032         360,257
     Other                                     121,712          59,551         64,577          25,894
Forward Contracts:
     Currencies                                565,042         288,323      1,309,506       2,049,928
                                            ----------     -----------     ----------     -----------
                                            $5,294,943     $ 1,385,944     $5,221,794     $ 2,746,743
                                            ----------     -----------     ----------     -----------
                                            ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts for the three months ended September 30, 1999 and 1998, respectively.

                                                       1999                           1998
                                            --------------------------     --------------------------
                                              Assets       Liabilities       Assets       Liabilities
                                            ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $  357,096     $   204,609     $1,269,316     $    72,666
     Currencies                              1,044,210         166,526         --             --
     Other                                     696,985         708,288        799,523         201,249
  Foreign exchanges
     Financial                               2,104,529         252,158      3,255,217         469,737
     Other                                     147,822          98,249         69,392          33,329
Forward Contracts:
     Currencies                                171,783         381,355        874,695       3,208,432
                                            ----------     -----------     ----------     -----------
                                            $4,522,425     $ 1,811,185     $6,268,143     $ 3,985,413
                                            ----------     -----------     ----------     -----------
                                            ----------     -----------     ----------     -----------

      The following table presents the trading revenues from futures and forward contracts during the nine months ended September 30, 1999 and 1998, respectively.

                                                     1999            1998
                                                  -----------     -----------
                       Futures Contracts:
                         Domestic exchanges
                            Financial             $ 1,331,581     $ 3,735,935
                            Currencies              1,152,750              --
                            Other                    (777,550)     (2,274,394)
                         Foreign exchanges
                            Financial              (3,265,976)      6,665,343
                            Other                     686,404         225,294
                       Forward Contracts:
                            Currencies              2,384,881      (3,104,518)
                                                  -----------     -----------
                                                  $ 1,512,090     $ 5,247,660
                                                  -----------     -----------
                                                  -----------     -----------

      The following table presents the trading revenues from futures and forward contracts during the three months ended September 30, 1999 and 1998, respectively.

                                                     1999            1998
                                                  -----------     -----------
                       Futures Contracts:
                         Domestic exchanges
                            Financial             $(1,492,266)    $ 4,895,876
                            Currencies                342,449              --
                            Other                  (1,256,782)     (1,050,342)
                         Foreign exchanges
                            Financial              (1,604,634)      7,794,671
                            Other                     426,453         (12,764)
                       Forward Contracts:
                            Currencies               (483,980)     (1,163,522)
                                                  -----------     -----------
                                                  $(4,068,760)    $10,463,919
                                                  -----------     -----------
                                                  -----------     -----------

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

   At September 30, 1999, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

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

   Redemptions of limited interests for the nine and three months ended September 30, 1999 were $7,225,674 and $1,970,231, respectively. Redemptions of general interests for the nine and three months ended September 30, 1999 were $72,928 and $19,846, respectively. Redemptions of limited and general interests from commencement of operations, January 5, 1995 to September 30, 1999 totalled $49,788,697 and $372,943, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Interest as of September 30, 1999 was $194.57, a decrease of 3.16% from the December 31, 1998 net asset value per Interest of $200.91, and a decrease of 8.73% from the June 30, 1999 net asset value per Interest of $213.17.

Quarterly Market Overview

   During the quarter, global financial markets experienced heavy volatility. In July, U.S. Federal Reserve policy gave markets a boost. However, record trade deficits, higher employment costs, fears of inflation and higher interest rates in the U.S. quickly caused a reversal in U.S. stock and bond markets. Global stock and bond markets followed U.S. markets demonstrating increased volatility. The U.S. dollar also experienced fluctuations throughout the quarter as signs of a stronger U.S. economy versus the European community supported the dollar's rise to new highs against most major currencies. However, later in the quarter as a record trade gap and stronger than expected European economic data were reported, the U.S. dollar came under pressure and continued to fall against most major currencies and to record lows against the Japanese yen. In the commodities markets, energy prices rose as OPEC members agreed to maintain cuts in oil output. The metal sector experienced extreme movement as gold prices rose to a two-year high following reports that 15 European central banks would limit sales and retain higher gold reserves.

Quarterly Trust Performance

   The Trust incurred losses in the financial sector particularly due to trading in Japanese government bonds, U.S. Treasury bonds, and U.S. Treasury 10-year notes. Global interest rate markets followed the lead of the U.S. bond market as rates moved higher. On August 24th, the Federal Open Market Committee decided to increase the U.S. federal funds rate by 25 basis points. In Japan, long-term interest rates rose during the first half of the quarter on concerns that more government bonds may be issued to finance the bailout of the weaker Japanese banks.

   Positions in the metal sector also experienced losses as gold prices surged towards the quarter end. The European Central Bank's decision to limit both gold sales and lending triggered extreme movement in the gold market. Gold prices rose to two-year highs over a 10-day period, causing short positions to incur losses.

   SFE Index (Australia) and Nikkei Dow (Japan) positions accumulated losses in the index sector. Australian markets were trendless as strong economic activity was counteracted by statements from the Reserve Bank of Australia (RBA) suggesting that the RBA did not need to follow the U.S. by raising interest rates. In Japan, the Nikkei Dow moved sideways and downward though not demonstrating a bear trend, closing lower by quarter end.

   Long corn positions in the grain sector also experienced losses. Corn reached an 11-year low as ideal weather conditions prevailed in the early part of the quarter improving the outlook for a large crop.

   In the currency sector, positions in the Swiss franc and the Euro recorded losses for the Trust. The Swiss franc bottomed out early in the quarter after trading passed an 8-year low against the U.S. dollar. It had moved in sync with the Euro in the first half of the quarter until the Euro surged against the U.S. dollar. The strengthening Euro was short lived as investors unloaded Euros for a stronger yen. With signs of a recovering Japanese economy, investors seemed to move capital into Japanese markets.

   Profits were derived from long positions in the energy sector as light crude and crude oil prices rose. OPEC's production cuts continued to prove effective for oil markets. Expectations that current output levels could be maintained for the foreseeable future also contributed to the bullish sentiment.

   Interest income is earned on the net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased $518,000 and $112,000 for the nine and three months ended September 30, 1999 compared to the corresponding periods in 1998. These decreases were primarily due to lower interest rates as well as lower net assets in the Trust as a result of redemptions offset, in part, by positive trading performance during August and September 1998.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased $240,000 for the nine months ended September 30, 1999 compared to the corresponding period in 1998 due to lower monthly net asset values as a result of redemptions. Despite the nine month decrease, commissions during the three months ended September 30, 1999 were comparable to the corresponding period in 1998 as the effect of income generated during August and September 1998 offset the effect of redemptions on the monthly net asset values.

   All trading decisions for the Trust are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the nine and three months ended September 30, 1999 decreased $137,000 and $47,000 compared to the corresponding periods in 1998 primarily due to lower monthly net asset values as a result of redemptions.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Manager. Incentive fees of $252,000 were generated during the nine months ended September 30, 1999 due to strong trading performance during the second quarter of 1999. Incentive fees of $98,000 were generated during the three months ended September 30, 1998.

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 12, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer