Form 10-K
period 1999-12-31
DIVERSIFIED FUTURES TRUST I
filed 2000-03-30
CIK 926805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999

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

   Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of August 25, 1994, included as part of the Registration Statement on Form S-1 (File No. 33-81534) filed with the Securities and Exchange Commission on September 13, 1994, pursuant to Rule 424(b) of the Securities Act of 1933, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Registrant's Annual Report to Interest holders for the year ended December 31, 1999 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                              Index to exhibits can be found on pages 11 and 12.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     3
Item  3    Legal Proceedings................................................................     3
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4

PART II
Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     4
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................     4
Item  8    Financial Statements and Supplementary Data......................................     8
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     8

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     8
Item 11    Executive Compensation...........................................................    10
Item 12    Security Ownership of Certain Beneficial Owners and Management...................    10
Item 13    Certain Relationships and Related Transactions...................................    10

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................    11
           Financial Statements and Financial Statement Schedules...........................    11
           Exhibits.........................................................................    11
           Reports on Form 8-K..............................................................    12

SIGNATURES..................................................................................    13

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

   On January 5, 1995, the Registrant completed its initial offering having raised $25,262,800 from the sale of 249,628 limited interests ('Limited Interests') and 3,000 general interests ('General Interests') (collectively, the 'Interests') and commenced operations. Following the close of the initial offering period, additional Interests were offered and sold monthly at their month-end net asset value ('NAV') per Interest during a continuous offering period ('Continuous Offering Period') which expired on August 31, 1996. Additional contributions raised during the Continuous Offering Period resulted in additional proceeds to the Registrant of $41,129,100 from the sale of 299,640 Limited Interests and 1,628 General Interests.

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

Managing Owner and its Affiliates

   The managing owner of the Registrant is Prudential Securities Futures Management Inc. (the 'Managing Owner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), the Registrant's commodity broker and principal underwriter and selling agent of its Interests. PSI is a wholly owned subsidiary of Prudential Securities Group Inc. The Managing Owner is required to maintain at least a 1% interest in the Registrant as long as it is acting as the Registrant's Managing Owner.

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement as further discussed in Notes A, C and D to the Registrant's annual report to limited partners for the year ended December 31, 1999 ('Registrant's 1999 Annual Report') which is filed as an exhibit hereto.

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

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   Information with respect to the offering of Interests is incorporated by reference to Note A to the Registrant's 1999 Annual Report, which is filed as an exhibit hereto.

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

   As of March 21, 2000, there were 1,903 holders of record owning 233,362.868 Interests which include 2,334 General Interests.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

                                                                                                  Period from
                                                                                                January 5, 1995
                                                                                               (commencement of
                                                 Year Ended December 31,                        operations) to
                               -----------------------------------------------------------       December 31,
                                  1999            1998            1997            1996               1995
                               -----------     -----------     -----------     -----------     -----------------
Total revenues (including
  interest)                    $  (419,704)    $ 9,529,178     $13,955,119     $24,485,692        $19,003,618
                               -----------     -----------     -----------     -----------     -----------------
                               -----------     -----------     -----------     -----------     -----------------
Net income (loss)              $(6,995,874)    $ 2,340,736     $ 5,527,892     $15,110,020        $12,430,489
                               -----------     -----------     -----------     -----------     -----------------
                               -----------     -----------     -----------     -----------     -----------------
Net income (loss) per
  weighted average Interest    $    (25.53)    $      7.09     $     14.43     $     36.56        $     40.56
                               -----------     -----------     -----------     -----------     -----------------
                               -----------     -----------     -----------     -----------     -----------------
Total assets                   $44,792,832     $61,889,081     $70,024,756     $81,040,831        $49,542,775
                               -----------     -----------     -----------     -----------     -----------------
                               -----------     -----------     -----------     -----------     -----------------
Net asset value per
  Interest                     $    173.82     $    200.91     $    191.70     $    176.16        $    142.65
                               -----------     -----------     -----------     -----------     -----------------
                               -----------     -----------     -----------     -----------     -----------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 through 13 of the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

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

   Standard of Materiality
   Materiality as used in this section, 'Quantitative and Qualitative Disclosures About Market Risk,' is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Registrant's market sensitive instruments.

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

   Exchange maintenance margin requirements have been used by the Registrant as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

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

The Registrant's Trading Value at Risk in Different Market Sectors

   The following tables indicate the trading Value at Risk associated with the Registrant's open positions by market sector at December 31, 1999 and 1998. All open position trading risk exposures of the Registrant have been included in calculating the figures set forth below. At December 31, 1999 and 1998, the Registrant's total capitalization was approximately $40.6 million and $58.9 million, respectively.

                                                      1999                              1998
                                          -----------------------------     -----------------------------
                                           Value at        % of Total        Value at        % of Total
            Market Sector                    Risk        Capitalization        Risk        Capitalization
--------------------------------------    ----------     --------------     ----------     --------------
Currencies                                $2,264,720           5.58%        $1,261,024           2.14%
Interest Rates                             2,097,653           5.17          3,844,921           6.53
Commodities                                1,819,839           4.49            974,096           1.65
Stock indices                                654,390           1.61            389,788            .66
                                          ----------        -------         ----------        -------
     Total                                $6,836,602          16.85%        $6,469,829          10.98%
                                          ----------        -------         ----------        -------
                                          ----------        -------         ----------        -------

   The following table presents the average trading Value at Risk of the Registrant's open positions by market sector for the year ended December 31, 1999. During the year ended December 31, 1999, the Registrant's total average capitalization was approximately $52.9 million.

                                                   Value at        % of Total
                            Market Sector            Risk        Capitalization
                       -----------------------    ----------     --------------
                       Interest Rates             $2,763,806           5.22%
                       Currencies                  2,059,888           3.89
                       Commodities                 1,394,211           2.63
                       Stock Indices                 561,860           1.06
                                                  ----------        -------
                            Total                 $6,779,765          12.80%
                                                  ----------        -------
                                                  ----------        -------

Material Limitations on Value at Risk as an Assessment of Market Risk

   The face value of the market sector instruments held by the Registrant is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of the face value) as well as many times the total capitalization of the Registrant. The magnitude of the Registrant's open positions creates a 'risk of ruin' not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, although unusual, but historically recurring from time to time, could cause the Registrant to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Registrant, give no indication of this 'risk of ruin.'

Non-Trading Risk

   The Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

   The following qualitative disclosures regarding the Registrant's market risk exposures--except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Registrant manages its primary market risk exposures--constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Registrant's primary market risk exposures as well as the strategies used and to be used by the Managing Owner and the Trading Manager for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Registrant's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Registrant. There can be no assurance that the Registrant's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Registrant.

   The primary trading risk exposures of the Registrant at December 31, 1999, and during the year then ended, by market sector were:

   Interest Rates. Interest rate risk represented the principal market exposure of the Registrant at December 31, 1998 and the majority of 1999. Interest rate movements directly affect the price of sovereign bond positions held by the Registrant and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Registrant's profitability. The Registrant's primary interest rate exposure is to interest rate fluctuations in the U.S. and other G-7 countries. To a lesser extent, the Registrant also takes positions in the government debt of smaller nations--e.g., Australia. The Managing Owner anticipates that G-7 interest rates will remain a primary market exposure of the Registrant in the foreseeable future. The changes in interest rates which have the most effect on the Registrant are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Registrant are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Registrant were the medium- to long-term rates to remain steady.

   Currencies. Currency risk represented the principal market exposure of the Registrant at December 31, 1999. The Registrant's currency exposure is due to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Registrant's major exposure has typically resulted from positions in the local currencies of G-7 countries. These include outright, as well as, cross-rate positions--i.e., positions between two currencies other than the U.S. dollar. While it is difficult at this point to evaluate the effect that the introduction of the euro has had on the Registrant, the Managing Owner does not believe that the risk profile of the Registrant's currency sector has significantly changed, although the ultimate effect of the euro's full introduction is yet unknown. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Registrant in expressing Value at Risk in a functional currency other than U.S. dollars.

   Commodities. The Registrant's primary commodities exposure lies in the energy market and results from gas and oil price movements, often resulting from political developments in the Middle East. The Registrant's major energy exposure has typically resulted from positions in light crude, crude oil, and natural gas. Additional exposure is supplied by positions in precious metals, particularly gold and silver. In the agricultural sector, the Registrant's market risk exposure is primarily due to price movements resulting from severe or unexpected weather conditions. The Trading Manager trades in various agricultural commodities including coffee, sugar, wheat, and corn.

   Stock Indices. The Registrant's primary equity exposure is due to equity price risk in the Nikkei Dow (Japan) and Australian All Ordinaries Index. The stock index futures traded by the Registrant are by law limited to futures on broadly based indices.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

   At December 31, 1999, the Registrant's primary exposure to non-trading market risk resulted from foreign currency balances held in Canadian dollars. As discussed above, these balances, as well as any risk they represent, are immaterial.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

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

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
Joseph A. Filicetti             President and Director
Eleanor L. Thomas               Executive Vice President and Director
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President and Treasurer
Alan J. Brody                   Director
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

   JOSEPH A. FILICETTI, age 37, is the President and a Director of Prudential Securities Futures Management Inc. He had been a Vice President of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. from October 1998 to March 1999. In April 1999, Mr. Filicetti was named to his current positions at Prudential Securities Futures Management Inc. and became the Executive Vice President and a Director of Seaport Futures Management, Inc. Mr. Filicetti is also a Vice President of PSI and the Director of Sales and Marketing for its managed futures department. Prior to joining PSI, Mr. Filicetti was with Rotella Capital Management as Director of Sales and Marketing from September 1996 through September 1998, and was with Merrill Lynch as a market maker trading bonds from July 1992 to August 1996.

   ELEANOR L. THOMAS, age 45, is the Executive Vice President and a Director of Prudential Securities Futures Management Inc. and is the President and a Director of Seaport Futures Management, Inc. She is primarily responsible for origination, asset allocation, and due diligence for the managed futures department within PSI. She is also a First Vice President of PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

   BARBARA J. BROOKS, age 51, is the Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 36, is a Vice President and Treasurer of Prudential Securities Futures Management Inc. He is a First Vice President of PSI. He is also a Vice President and Treasurer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

   ALAN J. BRODY, age 48, is a Director of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. Mr. Brody has been a Senior Vice President and Director of International Sales and Marketing for PSI since 1996. Based in London, Mr. Brody is currently responsible for the marketing and sales of all PSI products and services to international clientele throughout the firm's global branch system. Additionally, Mr. Brody has overall responsibility for the managed futures department within PSI. Prior to joining PSI, Mr. Brody was an Executive Director and Senior Vice President with Lehman Brothers' Financial Services Division in London and President of Lehman Brothers Futures Asset Management Corp. from 1990 to 1996. Prior to joining Lehman Brothers, Mr. Brody served as President and Chief Executive Officer of Commodity Exchange, Inc. from 1980 to 1989. Earlier in his career, Mr. Brody was associated with the law firm of Baer Marks & Upham from 1977 to 1980.

   A. LAURENCE NORTON, JR., age 61, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and, since March 1994, has been the director of the International and Futures Divisions of PSI. He is also a Director of Seaport Futures Management, Inc. and is a member of PSI's Operating Committee. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

   GUY S. SCARPACI, age 53, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

   TAMARA B. WRIGHT, age 41, is a Senior Vice President and Director of Prudential Securities Futures Management Inc. She is a Senior Vice President and Chief Administrative Officer for the International and Futures Divisions of PSI. She is also a Senior Vice President and Director of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

   Effective April 1999, Eleanor L. Thomas and Joseph A. Filicetti were elected as Directors of both Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. In addition, Mr. Filicetti was elected as President of Prudential Securities Futures Management Inc. replacing Thomas M. Lane, Jr. and Ms. Thomas was elected as the Executive Vice President of Prudential Securities Futures

Management Inc. Additionally, Alan J. Brody was elected as a Director of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. during May 1999.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 21, 2000, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 21, 2000, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrant.

   As of March 21, 2000, no owners of Limited Interests beneficially own more than five percent (5%) of the Limited Interests issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 1999 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                              Page
                                                                                             Number
                                                                                          ------------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 1999 Annual Report which is filed as an exhibit hereto

              Report of Independent Accountants                                                2

              Financial Statements:

              Statements of Financial Condition--December 31, 1999 and 1998                    3

              Statements of Operations--Three years ended December 31, 1999                    4

              Statements of Changes in Trust Capital--Three years ended December 31,
              1999                                                                             4

              Notes to Financial Statements                                                    5

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

       13.1   Registrant's 1999 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 1999 Annual Report is to be deemed filed as part of this report) (filed herewith)

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: March 30, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

    By: /s/ Joseph A. Filicetti                   Date: March 30, 2000
    -----------------------------------------
    Joseph A. Filicetti
    President and Director

    By: /s/ Eleanor L. Thomas                     Date: March 30, 2000
    -----------------------------------------
    Eleanor L. Thomas
    Executive Vice President and Director

    By: /s/ Barbara J. Brooks                     Date: March 30, 2000
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 30, 2000
    -----------------------------------------
    Steven Carlino
    Vice President and Treasurer

    By: /s/ Alan J. Brody                         Date: March 30, 2000
    -----------------------------------------
    Alan J. Brody
    Director

    By:                                           Date:
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 30, 2000
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By:                                           Date:
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director