Form 10-Q
period 2000-03-31
DIVERSIFIED FUTURES TRUST I
filed 2000-05-12
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $36,767,311      $43,317,270
Net unrealized gain on open futures contracts                            1,792,844        1,417,732
Net unrealized gain on open forward contracts                              177,085           49,621
Other receivables                                                           15,696            8,209
                                                                      -------------     ------------
Total assets                                                           $38,752,936      $44,792,832
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 4,140,748      $ 4,079,581
Management fees payable                                                    129,176          149,309
                                                                      -------------     ------------
Total liabilities                                                        4,269,924        4,228,890
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (206,260.755 and 231,028.868 interests
  outstanding)                                                          34,138,090       40,158,237
General interests (2,084 and 2,334 interests outstanding)                  344,922          405,705
                                                                      -------------     ------------
Total trust capital                                                     34,483,012       40,563,942
                                                                      -------------     ------------
Total liabilities and trust capital                                    $38,752,936      $44,792,832
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    165.51      $    173.82
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                           2000            1999
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                      $(1,824,255)    $ 3,022,787
Change in net unrealized gain/loss on open commodity positions              502,576      (4,421,433)
Interest income                                                             564,225         657,112
                                                                        -----------     -----------
                                                                           (757,454)       (741,534)
                                                                        -----------     -----------

EXPENSES
Commissions                                                                 783,485       1,120,563
Management fees                                                             399,243         572,149
                                                                        -----------     -----------
                                                                          1,182,728       1,692,712
                                                                        -----------     -----------
Net loss                                                                $(1,940,182)    $(2,434,246)
                                                                        -----------     -----------
                                                                        -----------     -----------
ALLOCATION OF NET LOSS
Limited interests                                                       $(1,920,777)    $(2,409,900)
                                                                        -----------     -----------
                                                                        -----------     -----------
General interests                                                       $   (19,405)    $   (24,346)
                                                                        -----------     -----------
                                                                        -----------     -----------
NET LOSS PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net loss per weighted average limited and general interest              $     (8.31)    $     (8.30)
                                                                        -----------     -----------
                                                                        -----------     -----------
Weighted average number of limited and general interests outstanding        233,363         293,358
                                                                        -----------     -----------
                                                                        -----------     -----------
---------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999            233,362.868     $40,158,237     $405,705      $40,563,942
Net loss                                             --      (1,920,777)     (19,405 )     (1,940,182)
Redemptions                                 (25,018.113)     (4,099,370)     (41,378 )     (4,140,748)
                                           ------------     -----------     ---------     -----------
Trust capital--March 31, 2000               208,344.755     $34,138,090     $344,922      $34,483,012
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Diversified Futures Trust I (the 'Trust') as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the 'Annual Report').

B. Related Parties

   The Managing Owner of the Trust is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. The Managing Owner and its affiliates perform services for the Trust which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services as well as the Trust's routine operational, administrative, legal and auditing costs. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   The costs charged to the Trust for brokerage services for the three months ended March 31, 2000 and March 31, 1999 were $783,485 and $1,120,563, respectively.

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

   As of March 31, 2000, a non-U.S. affiliate of the Managing Owner owns 2,117.885 limited interests of the Trust.

C. Derivative Instruments and Associated Risks

   The Trust is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Trust's investment activities (credit risk).

Market Risk

   Trading in futures and forward (including foreign exchange transactions) contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Trust's net assets being traded, significantly exceeds the Trust's future cash requirements since the Trust intends to close out its open positions prior to settlement. As a result, the Trust is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Trust enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Trust to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Trust holds and the liquidity and inherent volatility of the markets in which the Trust trades.

Credit Risk

   When entering into futures or forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded in the United States and on most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of its members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to the Trust's forward transactions is PSI, the Trust's commodity broker. The Trust has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Trust's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

   The Managing Owner attempts to minimize both credit and market risks by requiring the Trust and its trading manager to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Trust, the Managing Owner and the trading manager, the Trust shall automatically terminate the trading manager if the net asset value allocated to the trading manager declines by 33 1/3% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Amended and Restated Declaration of Trust and Trust Agreement provides that the Trust will liquidate its positions, and eventually dissolve, if the Trust experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Trust.

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At March 31, 2000, such segregated assets totalled $31,470,813. Part
30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading which totalled $7,089,342 at March 31, 2000. There are no segregation requirements for assets related to forward trading.

   As of March 31, 2000, the Trust's open futures and forward contracts mature within one year.

   At March 31, 2000 and December 31, 1999, the fair value of open futures and forward contracts was:

                                            2000                                    1999
                            -------------------------------------   -------------------------------------
                                 Assets            Liabilities           Assets            Liabilities
                            -----------------   -----------------   -----------------   -----------------
Futures Contracts:
  Domestic exchanges
     Interest rates            $   613,946          $  17,212          $   565,484         $        --
     Currencies                    738,282             56,800              664,038             212,790
     Commodities                   242,114            170,702              376,057             277,867
  Foreign exchanges
     Interest rates                663,623            265,063              254,975             151,117
     Stock indices                 131,028             68,870              112,677                  --
     Commodities                    25,742             43,244              111,455              25,180
Forward Contracts:
  Currencies                       300,220            123,135              157,101             107,480
                            -----------------   -----------------   -----------------   -----------------
                               $ 2,714,955          $ 745,026          $ 2,241,787         $   774,434
                            -----------------   -----------------   -----------------   -----------------
                            -----------------   -----------------   -----------------   -----------------

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last business day of any full calendar quarter at the then current NAV per Interest. Redemptions of Limited Interests and General Interests for the three months ended March 31, 2000 were $4,099,370 and $41,378. Redemptions of Limited Interests and General Interests from the commencement of operations, January 5, 1995, to March 31, 2000 totalled $57,926,801 and $455,168, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 31, 2000, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

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

   Since the Trust's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Trust's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Trust's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Trust's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring the Trust and its trading manager to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Trust's futures and forward contracts.

   The Trust does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of March 31, 2000 was $165.51, a decrease of 4.78% from the December 31, 1999 net asset value per Interest of $173.82.

   The Trust's gross trading gains/(losses) were ($1,321,679) during the three months ended March 31, 2000 compared to ($1,398,646) for the corresponding period in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   While the Y2K scare passed without incident, the new year brought renewed volatility to the world's financial markets. As stock indexes reached new highs, stock valuations appeared driven more by investor interest than each company's fundamental earnings. March marked a reversal of the differences between 'old' economy and 'new' economy stocks as the technology laden indexes slumped and many traditional indexes recovered lost ground.

   The U.S. Federal Reserve, European Central Bank, Bank of England, Reserve Bank of Australia, and Bank of Canada increased interest rates in early February. The rate increases shared motivation of strong economic growth and concerns about inflation. Despite rate hikes and news of robust worldwide economic growth, global bond markets continued to rally partially due to investors seeking refuge from volatile equity markets.

   In the currency markets, the U.S. dollar advanced sharply in early 2000. The dollar's advance had been driven by strong growth and soaring asset prices, resulting in record levels of foreign capital coming into the United States. Since its inception a year ago, the euro has declined more than 17% against the U.S. dollar, 21% against the Japanese yen and 11% against the British pound. The euro touched an all time low at .9500 against the U.S. dollar in March. The currency's weakness has raised political problems for the European Central Bank and contributed to the recent decision to hike interest rates without any clear inflation threat. The Swiss franc had spent most of the last few months drifting lower against the U.S. dollar, tracking the euro's trend. The Japanese yen rallied sharply, gaining on the U.S. dollar and most other currencies in the final months of Japan's fiscal year (which ended March 31st). This is attributed to positive sentiment regarding Japan's economic recovery. Additionally, uncertainty regarding the direction of U.S. equities prompted many market participants to convert assets into yen.

   Energy prices continued their climb throughout January and February and into the first week of March. Crude oil futures prices rose above $33 a barrel, the highest level for a front-month (the most liquid) contract since the Gulf War in 1991. The energy sector reached a high early in March just prior to OPEC's agreement to increase production sufficiently to stabilize prices. Political pressure by the United States, along with a desire among OPEC members to maintain a crude oil price in the range of $22-$28 per barrel, prompted the cartel to announce a production increase. The May contract closed below $27 a barrel at quarter end.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Interest Rates (-): Global bond yields generally declined as inflationary pressure continued to build and economies improved. The bond market rally led to losses for short Japanese government bond positions throughout the quarter.

   Metals (-): Gold faced a reversal in February after large gold producers announced a decrease in hedge positions. Short positions resulted in losses.

   Stock Indices (-): Extreme volatility in the world's financial markets led to a lack of trending opportunities and resulted in losses for London FTSE and Nikkei (Japan) stock index positions.

   Currencies (+): The Japanese yen gained on the U.S. dollar and most other currencies during the first quarter. Short yen positions incurred losses. The decision by the Swiss National Bank to raise interest rates by 75 basis points resulted in a rally which led to gains in long Swiss franc positions.

   Energies (+): The energy markets contributed positively to quarterly performance. Crude oil's steady price rise reversed in March after OPEC agreed to increase production. Short crude and heating oil positions produced gains.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased approximately $93,000 for the three months ended March 31, 2000 compared to the corresponding period in 1999. This decrease was primarily due to lower net assets in the Trust as a result of 1999 redemptions and weak trading performance during 1999 and the first quarter of 2000 offset, in part, by higher interest rates during the current year.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions for the three months ended March 31, 2000 decreased approximately $337,000 compared to the corresponding period in 1999. This decrease was primarily due to lower monthly net asset values as a result of 1999 redemptions, and weak trading performance during 1999 and the first quarter of 2000.

   All trading decisions for the Trust are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2000 decreased approximately $173,000 compared to the corresponding period in 1999 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Manager. No incentive fees were generated during the three months ended March 31, 2000 and 1999.

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 12, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer