Form 10-Q
period 2000-06-30
DIVERSIFIED FUTURES TRUST I
filed 2000-08-14
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $30,930,795      $43,317,270
Net unrealized gain on open futures contracts                              394,794        1,417,732
Net unrealized gain on open forward contracts                              --                49,621
Other receivables                                                           14,142            8,209
                                                                      -------------     ------------
Total assets                                                           $31,339,731      $44,792,832
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 3,267,050      $ 4,079,581
Net unrealized loss on open forward contracts                              230,509          --
Management fees payable                                                    103,697          149,309
                                                                      -------------     ------------
Total liabilities                                                        3,601,256        4,228,890
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (184,527.723 and 231,028.868 interests
  outstanding)                                                          27,461,077       40,158,237
General interests (1,864 and 2,334 interests outstanding)                  277,398          405,705
                                                                      -------------     ------------
Total trust capital                                                     27,738,475       40,563,942
                                                                      -------------     ------------
Total liabilities and trust capital                                    $31,339,731      $44,792,832
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    148.82      $    173.82
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Six months ended              Three months ended
                                                       June 30,                       June 30,
                                              ---------------------------    --------------------------
                                                 2000            1999           2000            1999
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                $(3,011,731)    $ 7,203,396    $(1,187,476)    $4,180,609
Change in net unrealized gain/loss on open
  commodity positions                          (1,303,068)     (1,622,546)    (1,805,644)     2,798,887
Interest income                                 1,061,363       1,316,360        497,138        659,248
                                              -----------     -----------    -----------     ----------
                                               (3,253,436)      6,897,210     (2,495,982)     7,638,744
                                              -----------     -----------    -----------     ----------
EXPENSES
Commissions                                     1,437,787       2,196,069        654,302      1,075,506
Management fees                                   726,446       1,149,126        327,203        576,977
Incentive fees                                         --         252,445             --        252,445
                                              -----------     -----------    -----------     ----------
                                                2,164,233       3,597,640        981,505      1,904,928
                                              -----------     -----------    -----------     ----------
Net income (loss)                             $(5,417,669)    $ 3,299,570    $(3,477,487)    $5,733,816
                                              -----------     -----------    -----------     ----------
                                              -----------     -----------    -----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                             $(5,363,480)    $ 3,266,579    $(3,442,703)    $5,676,479
                                              -----------     -----------    -----------     ----------
                                              -----------     -----------    -----------     ----------
General interests                             $   (54,189)    $    32,991    $   (34,784)    $   57,337
                                              -----------     -----------    -----------     ----------
                                              -----------     -----------    -----------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest                $    (24.53)    $     11.53    $    (16.69)    $    20.56
                                              -----------     -----------    -----------     ----------
                                              -----------     -----------    -----------     ----------
Weighted average number of limited and
  general interests outstanding                   220,854         286,132        208,345        278,907
                                              -----------     -----------    -----------     ----------
                                              -----------     -----------    -----------     ----------
-------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999            233,362.868     $40,158,237     $405,705      $40,563,942
Net loss                                             --      (5,363,480)     (54,189 )     (5,417,669)
Redemptions                                 (46,971.145)     (7,333,680)     (74,118 )     (7,407,798)
                                           ------------     -----------     ---------     -----------
Trust capital--June 30, 2000                186,391.723     $27,461,077     $277,398      $27,738,475
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Diversified Futures Trust I (the 'Trust') as of June 30, 2000 and the results of its operations for the six and three months ended June 30, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   The costs charged to the Trust for brokerage services for the six months ended June 30, 2000 and 1999 were $1,437,787 and $2,196,069, respectively, and for the three months ended June 30, 2000 and 1999 were $654,302 and $1,075,506, respectively.

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

   As of June 30, 2000, a non-U.S. affiliate of the Managing Owner owns 923.439 limited interests of the Trust.

C. Derivative Instruments and Associated Risks

   The Trust is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Trust's investment activities (credit risk).

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At June 30, 2000, such segregated assets totalled $24,098,354. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading which totalled $7,227,235 at June 30, 2000. There are no segregation requirements for assets related to forward trading.

   As of June 30, 2000, the Trust's open futures and forward contracts mature within one year.

   At June 30, 2000 and December 31, 1999, the fair value of open futures and forward contracts was:

                                            2000                                    1999
                            -------------------------------------   -------------------------------------
                                 Assets            Liabilities           Assets            Liabilities
                            -----------------   -----------------   -----------------   -----------------
Futures Contracts:
  Domestic exchanges
     Interest rates            $    77,694          $   3,313          $   565,484         $        --
     Currencies                         --            267,313              664,038             212,790
     Commodities                   404,394             12,105              376,057             277,867
  Foreign exchanges
     Interest rates                185,841            122,961              254,975             151,117
     Stock indices                 283,635             61,080              112,677                  --
     Commodities                    50,310            140,308              111,455              25,180
Forward Contracts:
  Currencies                           153            230,662              157,101             107,480
                            -----------------   -----------------   -----------------   -----------------
                               $ 1,002,027          $ 837,742          $ 2,241,787         $   774,434
                            -----------------   -----------------   -----------------   -----------------
                            -----------------   -----------------   -----------------   -----------------

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any full calendar quarter at the then current net asset value per Interest. Redemptions of limited interests and general interests for the six months ended June 30, 2000 were $7,333,680 and $74,118, respectively. Redemptions of limited interests and general interests for the three months ended June 30, 2000 were $3,234,310 and $32,740, respectively. Redemptions of limited interests and general interests from the commencement of operations, January 5, 1995, to June 30, 2000 totalled $61,161,111 and $487,908, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 30, 2000, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

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

Results of Operations

   The net asset value per Interest as of June 30, 2000 was $148.82, a decrease of 14.38% from the December 31, 1999 net asset value per Interest of $173.82, and a decrease of 10.08% from the March 31, 2000 net asset value per Interest of $165.51.

   The Trust's gross trading gains/(losses) were ($4,315,000) and ($2,993,000) during the six and three months ended June 30, 2000 compared to $5,581,000 and $6,979,000 for the corresponding periods in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   U.S. economic growth remained rapid throughout April and May, evidenced by economic indicators across the board. Consumer spending trended upward strongly and housing demand was high. Industrial production and wages expanded briskly in response to burgeoning domestic demand. Labor markets continued to be very tight as employment surged. Signs of an economic slowdown appeared towards the end of the quarter as markets reacted to higher than expected unemployment numbers at the end of May. However, economic expansion remained robust in most world markets throughout the quarter. The Japanese economy showed indications of increased demand in the first five months of 2000. Economic activity in developing countries also continued. Key South American economies recovered from recent recessions, while several Asian emerging market countries settled into growth at a more sustained rate.

   During the quarter, financial markets were dominated by continued volatility in the equity sector. U.S. equity markets, especially more speculative technology stocks, experienced a sell-off in April as investors' confidence declined. Stock indices rallied toward the end of June, but the S&P, Dow, and NASDAQ all ended the first half of the year down.

   Global bond markets mirrored the volatility of the equity markets. Early in the quarter, both U.S. and European prices on interest rate instruments fell due to a rate hike by the European Central Bank at the end of April and a strong U.S. economy. Global bond prices plummeted again in May in anticipation of a U.S. interest rate hike. The U.S. Federal Reserve raised rates by 50 basis points to 6.5%. This forceful policy (more than the 25 basis point increases implemented since mid 1999) was due to the persistent strength of overall demand and growing pressure in a tight labor market. As the quarter continued and new economic data was released, it became apparent that the U.S. economy was decelerating and bond prices rallied slightly.

   The value of the U.S. dollar appreciated considerably against most major currencies at the beginning of the quarter, reflecting, in part, the larger increases in U.S. long-term yields relative to rates in most foreign countries. The dollar's rise against the euro was sizable, but it also made moderate gains against the British pound, Japanese yen, and Canadian dollar. In June, as the U.S. economy showed signs of slowing down, the U.S. dollar weakened against most major currencies. The euro reached all time lows in May before rallying in June as a result of solid European economic data and sentiment that the currency was undervalued. In May, the Japanese yen rose against the U.S. dollar supported by expectations of a possible change in the Bank of Japan's zero-interest rate policy. As the Japanese economy failed to sustain its recovery momentum, the yen lost some ground. The Canadian dollar rallied towards the end of the quarter due to steady Canadian economic data combined with signs of softening in the U.S. economy.

   Increased demand caused oil prices to surge at the beginning of the quarter. In June, OPEC countries agreed to increase oil production as higher gas prices put inflationary pressure on global economies and oil prices reversed downward. In the metals markets, the trend of falling prices in April and May reversed itself later in the quarter as gold soared driven, in part, by weakening in the U.S. dollar and U.S. economy.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Financial (-): Short U.S. bond positions lost value as bond prices rallied following a higher than expected unemployment number in May and lack of action by the U. S. Federal Reserve at its meeting in June. Losses in long five and ten year euro bond positions were due to actions taken by the European Central Bank to raise short-term rates in April and June.

   Currency (-): Shifting expectations regarding the timing of tightening monetary policy by the Bank of Japan reversed the direction of the yen downward, resulting in losses for long yen positions. The Swiss franc fell to new eleven-year lows against the U.S. dollar, resulting in losses for Swiss franc positions. The Swiss franc continues to be plagued by the euro's poor price action as the market remains disappointed over the lack of central bank support for the euro.

   Metal (-): Short gold and copper positions incurred losses as metal prices rose driven by a weakening U.S. economy.

   Energy (+): Long heating oil and gas positions resulted in gains for the Trust as energy prices soared due to increased demand.

   Index (+): The second quarter brought a reversal to some trends in global equity markets. A strong U.S. economy started showing signs of slowdown and U.S. equity markets experienced an April sell-off. Overall, continued volatility in world markets resulted in gains in Nikkei Dow and London FTSE positions.

   Grain (+): Short corn positions recognized gains. In early May, favorable growing conditions faced the corn market with a potentially large crop which forced prices downward.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased approximately $255,000 and $162,000 for the six and three months ended June 30, 2000 compared to the corresponding periods in 1999. These decreases were primarily due to lower net assets in the Trust as a result of weak trading performance during the second half of 1999 and 2000 and redemptions offset, in part, by higher interest rates during the current year.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions for the six and three months ended June 30, 2000 decreased approximately $758,000 and $421,000 compared to the corresponding periods in 1999. These decreases were primarily due to lower monthly net asset values as a result of weak trading performance during the second half of 1999 and 2000 and redemptions.

   All trading decisions for the Trust are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the six and three months ended June 30, 2000 decreased approximately $423,000 and $250,000 compared to the corresponding periods in 1999 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Manager. No incentive fees were generated during the six months ended June 30, 2000. Incentive fees of $252,000 were generated during the six months ended June 30, 1999 due to strong trading performance during the second quarter of 1999.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective July 2000, Joseph A. Filicetti resigned as President and a Director of the Managing Owner.

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 14, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer