Form 10-Q
period 2000-09-30
DIVERSIFIED FUTURES TRUST I
filed 2000-11-13
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $26,830,547      $43,317,270
Net unrealized gain (loss) on open futures contracts                      (776,957)       1,417,732
Net unrealized gain on open forward contracts                                   --           49,621
Other receivables                                                           17,713            8,209
                                                                      -------------     ------------
Total assets                                                           $26,071,303      $44,792,832
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 2,376,132      $ 4,079,581
Net unrealized loss on open forward contracts                              860,196               --
Management fees payable                                                     84,037          149,309
                                                                      -------------     ------------
Total liabilities                                                        3,320,365        4,228,890
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (167,077.941 and 231,028.868 interests
  outstanding)                                                          22,523,382       40,158,237
General interests (1,688 and 2,334 interests outstanding)                  227,556          405,705
                                                                      -------------     ------------
Total trust capital                                                     22,750,938       40,563,942
                                                                      -------------     ------------
Total liabilities and trust capital                                    $26,071,303      $44,792,832
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    134.81      $    173.82
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine months ended             Three months ended
                                                    September 30,                  September 30,
                                             ---------------------------    ---------------------------
                                                2000            1999           2000            1999
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                               $(3,493,376)    $ 8,641,581    $  (481,645)    $ 1,438,185
Change in net unrealized gain/loss on open
  commodity positions                         (3,104,506)     (7,129,491)    (1,801,438)     (5,506,945)
Interest income                                1,520,846       2,032,452        459,483         716,092
                                             -----------     -----------    -----------     -----------
                                              (5,077,036)      3,544,542     (1,823,600)     (3,352,668)
                                             -----------     -----------    -----------     -----------
EXPENSES
Commissions                                    1,962,566       3,271,001        524,779       1,074,932
Management fees                                  989,472       1,689,171        263,026         540,045
Incentive fees                                        --         252,445             --              --
                                             -----------     -----------    -----------     -----------
                                               2,952,038       5,212,617        787,805       1,614,977
                                             -----------     -----------    -----------     -----------
Net loss                                     $(8,029,074)    $(1,668,075)   $(2,611,405)    $(4,967,645)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
ALLOCATION OF NET LOSS
Limited interests                            $(7,948,770)    $(1,651,382)   $(2,585,290)    $(4,917,961)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
General interests                            $   (80,304)    $   (16,693)   $   (26,115)    $   (49,684)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND
  GENERAL INTEREST
Net loss per weighted average limited and
  general interest                           $    (38.35)    $     (5.96)   $    (14.01)    $    (18.60)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
Weighted average number of limited and
  general interests outstanding                  209,366         279,775        186,392         267,061
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------

-------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999            233,362.868     $40,158,237     $405,705      $40,563,942
Net loss                                                     (7,948,770)     (80,304 )     (8,029,074)
Redemptions                                 (64,596.927)     (9,686,085)     (97,845 )     (9,783,930)
                                           ------------     -----------     ---------     -----------
Trust capital--September 30, 2000           168,765.941     $22,523,382     $227,556      $22,750,938
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------

-----------------------------------------------------------------------------------------------------

            The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Diversified Futures Trust I (the 'Trust') as of September 30, 2000 and the results of its operations for the nine and three months ended September 30, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

New Accounting Guidance

   In June 2000, the Financial Accounting Standards Board ('FASB') issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ('SFAS 138'), which became effective for the Trust on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

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

   The costs charged to the Trust for brokerage services for the nine months ended September 30, 2000 and 1999 were $1,962,566 and $3,271,001, respectively, and for the three months ended September 30, 2000 and 1999 were $524,779 and $1,074,932, respectively.

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

   As of September 30, 2000, a non-U.S. affiliate of the Managing Owner owns
716.938 limited interests of the Trust.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At September 30, 2000, such segregated assets totalled $20,570,262. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading which totalled $5,483,328 at September 30, 2000. There are no segregation requirements for assets related to forward trading.

   As of September 30, 2000, the Trust's open futures and forward contracts mature within one year.

   At September 30, 2000 and December 31, 1999, the fair value of open futures and forward contracts was:

                                            2000                                    1999
                            -------------------------------------   -------------------------------------
                                 Assets            Liabilities           Assets            Liabilities
                            -----------------   -----------------   -----------------   -----------------
Futures Contracts:
  Domestic exchanges
     Interest rates             $ 155,280          $    79,782         $   565,484          $      --
     Stock indices                 12,000                   --                  --                 --
     Currencies                   165,800              945,350             664,038            212,790
     Commodities                  281,587               45,802             376,057            277,867
  Foreign exchanges
     Interest rates                34,335              522,026             254,975            151,117
     Stock indices                178,707               25,292             112,677                 --
     Commodities                   96,689               83,103             111,455             25,180
Forward Contracts:
  Currencies                        1,338              861,534             157,101            107,480
                            -----------------   -----------------   -----------------   -----------------
                                $ 925,736          $ 2,562,889         $ 2,241,787          $ 774,434
                            -----------------   -----------------   -----------------   -----------------
                            -----------------   -----------------   -----------------   -----------------

D. Subsequent Event

   On October 1, 2000, the Advisory Agreement among the Trust, the Managing Owner and the trading manager was amended. The new agreement reduces the monthly management fee paid to the trading manager from 1/3 of 1% (a 4% annual rate) of the Trust's net asset value to 1/6 of 1% (a 2% annual rate). Additionally, if the trading manager recoups its cumulative trading losses to date and achieves a new trading high, the trading manager will earn a 20% incentive fee as compared to a 15% incentive fee previously paid.

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any full calendar quarter at the then current net asset value per Interest. Redemptions of limited interests and general interests for the nine months ended September 30, 2000 were $9,686,085 and $97,845, respectively; for the three months ended September 30, 2000 were $2,352,405 and $23,727, respectively; and from the commencement of operations, January 5, 1995, to September 30, 2000 totalled $63,513,516 and $511,635, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 30, 2000, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

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

Results of Operations

   The net asset value per Interest as of September 30, 2000 was $134.81, a decrease of 22.44% from the December 31, 1999 net asset value per Interest of $173.82, and a decrease of 9.41% from the June 30, 2000 net asset value per Interest of $148.82.

   The Trust's gross trading gains/(losses) were ($6,598,000) and ($2,283,000) during the nine and three months ended September 30, 2000 compared to $1,512,000 and ($4,069,000) for the corresponding periods in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   U.S. economic activity expanded at a moderate pace at the beginning of the third quarter and showed signs of slowing down near quarter-end. Growth in consumer spending slowed from the outsized gains earlier in the year, and sales of new homes dropped from earlier highs. However, business spending continued to surge and industrial production trended upward. Even though expansion in employment slowed considerably in recent months, labor markets remained tight by historical standards and some measures of labor compensation continued to accelerate. The recent decrease in consumer spending resulted from moderate growth of real disposable income in recent months coupled with dips in stock market valuation. Nevertheless, consumer sentiment continued to be buoyant. Consumer prices, as measured by the CPI, increased in June in response to a surge in energy prices, but climbed only modestly in July and August.

   U.S. Treasury markets were choppy throughout the quarter but ended slightly higher, while Japanese government bonds fell sharply on news of a 25 basis point rate hike. The U.S. Federal Reserve Bank maintained interest rates at 6.50% throughout the quarter due to increasing indications of a slow down in aggregate demand and rising productivity. Conversely, there was a shift by other European and Asian central banks toward tighter domestic monetary policy. At its monetary policy meeting held in August, the Bank of Japan (BOJ) decided to raise rates from 0% to 0.25%. In February 1999, the BOJ adopted a zero interest rate policy, unprecedented both in and out of Japan, to counter the possibility of mounting deflationary pressure and prevent further deterioration of Japan's economy. Over the past year and a half, Japan's economy substantially improved; consequently, the BOJ felt confident that Japan's economy had reached the stage where deflation was no longer an immediate threat.

   The BOJ's increase in short-term interest rates in August caused the yen to rally sharply against the British pound and U.S. dollar. The U.S. dollar was strong against most major currencies at the beginning of the quarter. The end of September brought a sharp reversal to this trend following intervention by the G-7 central banks to support the euro. This move drove the euro up 5% against the U.S. dollar and the Japanese yen. The euro surged to a high of above $0.90 after the initial wave of euro buying before settling down more than $0.02 below its intervention peaks.

   Global equity markets experienced choppiness in July and August before declining in September. This was due to growing concern over near record energy costs and warnings of earning shortfalls, particularly from U.S. technology companies.

   Energy prices continued their upward trend throughout the quarter. In August, the American Petroleum Institute reported that crude inventories were at a 24-year low and by month's end the price per barrel had moved to over $33. On September 22nd, the U.S. announced that it would release 30 million barrels of oil from the U.S. strategic petroleum reserve over the next month in an effort to cap surging energy prices; crude oil prices fell by $2 a barrel.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Interest Rates (-): Losses were incurred in long domestic, European and Japanese bond positions. The Japanese government bond was the largest contributor to negative performance as prices fell in the wake of the BOJ's decision to abandon its zero-interest rate policy and raise rates 25 basis points.

   Stock Indices (-): Long positions in the European DAX, S&P 500 and Sydney Futures Exchange resulted in losses as markets fell in the wake of growing concerns over near record energy costs and slowing global economies.

   Currencies (-): Long positions in the Swiss franc and euro yielded losses despite a brief rally after intervention by the European Central Bank and other G-7 central banks to boost the failing euro. Increasing European productivity and growth coupled with rising energy prices have been the contributing factors to weakening foreign currencies.

   Energy (+): Long light crude oil, crude oil and heating oil positions resulted in gains as the energy sector continued to push prices higher in the third quarter driven by demand and an uncertain outlook for future production and supply levels.
                                       8

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased approximately $512,000 and $257,000 for the nine and three months ended September 30, 2000 compared to the corresponding periods in 1999. These decreases were primarily due to lower net assets in the Trust as a result of weak trading performance during 2000 and the second half of 1999 and redemptions offset, in part, by higher interest rates during the current year.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions for the nine and three months ended September 30, 2000 decreased approximately $1,308,000 and $550,000 compared to the corresponding periods in 1999. These decreases were primarily due to lower monthly net asset values as a result of weak trading performance during 2000 and the second half of 1999 and redemptions.

   All trading decisions for the Trust are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the nine and three months ended September 30, 2000 decreased approximately $700,000 and $277,000 compared to the corresponding periods in 1999 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Manager. No incentive fees were generated during the nine months ended September 30, 2000. Incentive fees of $252,000 were generated during the nine months ended September 30, 1999 due to strong trading performance during the second quarter of 1999.

   On October 1, 2000, the Advisory Agreement among the Trust, the Managing Owner and the Trading Manager was amended. The new agreement reduces the monthly management fee paid to the Trading Manager from 1/3 of 1% (a 4% annual rate) of the Trust's net asset value to 1/6 of 1% (a 2% annual rate). Additionally, if the Trading Manager recoups its cumulative trading losses to date and achieves a new trading high, the Trading Manager will earn a 20% incentive fee as compared to a 15% incentive fee previously paid.

New Accounting Guidance

   In June 2000, the Financial Accounting Standards Board ('FASB') issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ('SFAS 138'), which became effective for the Trust on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective September 2000, Eleanor L. Thomas was elected by the Board of Prudential Securities Futures Management Inc. as President replacing Joseph A. Filicetti.

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

          4.3--Request for Redemption (incorporated by reference to Exhibit D to the Registrant's Registration Statement on Form S-1, File No. 33-81534)

         10.9--Amendment to Advisory Agreement, dated as of October 1, 2000, among the Registrant,
               Prudential Securities Futures Management Inc., and John W. Heney & Company, Inc. (filed herewith)

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 13, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer
                                       11