Form 10-K
period 2000-12-31
DIVERSIFIED FUTURES TRUST I
filed 2001-03-29
CIK 926805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-26004

                          DIVERSIFIED FUTURES TRUST I
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                        13-3780260
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  No.)

One New York Plaza, 13th Floor, New York, New York      10292
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:

                                None
-------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

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

   Registrant's Annual Report to Interest holders for the year ended December 31, 2000 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                              Index to exhibits can be found on pages 11 and 12.

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

   On January 5, 1995, the Registrant completed its initial offering having raised $25,262,800 from the sale of 249,628 limited interests ('Limited Interests') and 3,000 general interests ('General Interests') (collectively, the 'Interests') and commenced operations. Following the close of the initial offering period, additional Interests were offered and sold monthly at their month-end net asset value ('NAV') per Interest during a continuous offering period ('Continuous Offering Period') which expired on August 31, 1996. Additional contributions raised during the Continuous Offering Period resulted in additional proceeds to the Registrant of $41,129,100 from the sale of 299,640 Limited Interests and 1,628 General Interests. General Interests were sold exclusively to the managing owner.

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

   The Registrant is a closed-end Trust which does not currently, and does not intend in the future to, solicit the sale of additional Interests. As such, the Registrant does not compete with other entities to attract new participants. However, to the extent that the Trading Manager recommends similar or identical trades to the Registrant and other accounts which it manages, the Registrant may compete with those accounts, as well as other market participants, for the execution of the same or similar trades.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement as further discussed in Notes A, C and D to the Registrant's financial statements included in its annual report to limited owners for the year ended December 31, 2000 ('Registrant's 2000 Annual Report') which is filed as an exhibit hereto.

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

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   On January 5, 1995, the Registrant completed its initial offering and on August 31, 1996 the continuous offering period expired. A significant secondary market for the Limited Interests has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interest holder to transfer Interests. However, Interests may be redeemed as of the last business day of any calendar quarter at the then current NAV per Interest. Consequently, holders of Interests may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

   As of March 12, 2001, there were 1,274 holders of record owning 153,159.034 Interests which include 1,532 General Interests.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 2000 Annual Report which is filed as an exhibit hereto.

                                                                 Year Ended December 31,
                                         -----------------------------------------------------------------------
                                            2000           1999           1998           1997           1996
                                         -----------    -----------    -----------    -----------    -----------
Total revenues (including interest)      $ 5,018,473    $  (419,704)   $ 9,529,178    $13,955,119    $24,485,692
                                         -----------    -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------    -----------
Net income (loss)                        $ 1,449,003    $(6,995,874)   $ 2,340,736    $ 5,527,892    $15,110,020
                                         -----------    -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------    -----------
Net income (loss) per weighted average
  Interest                               $      7.27    $    (25.53)   $      7.09    $     14.43    $     36.56
                                         -----------    -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------    -----------
Total assets                             $32,282,820    $44,792,832    $61,889,081    $70,024,756    $81,040,831
                                         -----------    -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------    -----------
Net asset value per Interest             $    190.97    $    173.82    $    200.91    $    191.70    $    176.16
                                         -----------    -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------    -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 through 12 of the Registrant's 2000 Annual Report which is filed as an exhibit hereto.

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

   Value at Risk is a measure of the maximum amount which the Registrant could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Registrant's speculative trading and the recurrence in the markets traded by the Registrant of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Registrant's experience to date (i.e., 'risk of ruin'). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantification included in this section should not be considered to constitute any assurance or representation that the Registrant's losses in any market sector will be limited to Value at Risk or by the Registrant's attempts to manage its market risk.

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

The Registrant's Trading Value at Risk in Different Market Sectors

   The following tables indicate the trading Value at Risk associated with the Registrant's open positions by market sector at December 31, 2000 and 1999. All open position trading risk exposures of the Registrant have been included in calculating the figures set forth below. At December 31, 2000 and 1999, the Registrant's total capitalization was approximately $29.2 million and $40.6 million, respectively.

                                                      2000                              1999
                                          -----------------------------     -----------------------------
                                           Value at        % of Total        Value at        % of Total
            Market Sector                    Risk        Capitalization        Risk        Capitalization
--------------------------------------    ----------     --------------     ----------     --------------
Interest Rates                            $1,620,369           5.54%        $2,097,653           5.17%
Currencies                                 1,447,866           4.95          2,264,720           5.58
Commodities                                1,055,359           3.61          1,819,839           4.49
Stock indices                                775,522           2.65            654,390           1.61
                                          ----------        -------         ----------        -------
     Total                                $4,899,116          16.75%        $6,836,602          16.85%
                                          ----------        -------         ----------        -------
                                          ----------        -------         ----------        -------

   The following tables presents the average trading Value at Risk of the Registrant's open positions by market sector for the years ended December 31, 2000 and 1999, respectively. During the years ended December 31, 2000 and 1999, the Registrant's total average capitalization was approximately $31.3 million and $52.9 million, respectively.

                                                      2000                              1999
                                          -----------------------------     -----------------------------
                                           Value at        % of Total        Value at           % of
            Market Sector                    Risk        Capitalization        Risk        Capitalization
--------------------------------------    ----------     --------------     ----------     --------------
Interest Rates                            $1,807,497           5.77%        $2,763,806           5.22%
Currencies                                 1,759,508           5.62          2,059,888           3.89
Commodities                                1,262,625           4.03          1,394,211           2.63
Stock Indices                                601,095           1.92            561,860           1.06
                                          ----------        -------         ----------        -------
     Total                                $5,430,725          17.34%        $6,779,765          12.80%
                                          ----------        -------         ----------        -------
                                          ----------        -------         ----------        -------

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

   The primary trading risk exposures of the Registrant at December 31, 2000 and 1999, and during the years then ended, by market sector were:

   Interest Rates. Interest rate risk represented the greatest market exposure of the Registrant at December 31, 2000 and throughout 1999 and 2000. Interest rate movements directly affect the price of sovereign bond positions held by the Registrant and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Registrant's profitability. The Registrant's primary interest rate exposure is to interest rate fluctuations in the U.S. and other G-7 countries. To a lesser extent, the Registrant also takes positions in the government debt of smaller nations--e.g., Australia. The Managing Owner anticipates that G-7 interest rates will remain a primary market exposure of the Registrant in the foreseeable future. The changes in interest rates which have the most effect on the Registrant are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Registrant are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Registrant were the medium- to long-term rates to remain steady.

   Currencies. The Registrant's currency exposure is due to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Registrant's major exposure, as well as the overall increase during 2000 versus 1999, has resulted from positions in the local currencies of G-7 countries, specifically the Euro and the Japanese Yen. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Registrant in expressing Value at Risk in a functional currency other than U.S. dollars.

   Commodities. The Registrant's primary commodities exposure, as well as the overall increase during 2000 versus 1999, lies in the energy market and results from gas and oil price movements, often resulting from political developments in the Middle East. The Registrant's major energy exposure has typically resulted from positions in light crude, crude oil, and natural gas. Additional exposure is supplied by positions in precious metals, particularly gold and silver. In the agricultural sector, the Registrant's market risk exposure is primarily due to price movements resulting from severe or unexpected weather conditions. The Trading Manager trades in various agricultural commodities including coffee, sugar, wheat, and corn.

   Stock Indices. The Registrant's primary equity exposure throughout 1999 and 2000 was due to equity price risk in the Nikkei Dow (Japan) and Australian All Ordinaries Index. Additionally, the Registrant began trading in European DAX and NASDAQ 100 Index positions during 2000, causing an overall increase in trading risk exposure in this market sector during 2000. The stock index futures traded by the Registrant are by law limited to futures on broadly based indices.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

   At December 31, 2000 and 1999, the Registrant's primary exposure to non-trading market risk resulted from foreign currency balances held in Canadian dollars. As discussed above, these balances, as well as any risk they represent, are immaterial.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 2000 Annual Report which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2000 and 1999 are summarized below.

                                                           First         Second          Third          Fourth
                                                          Quarter        Quarter        Quarter        Quarter
                                                        -----------    -----------    -----------    ------------
2000:
Total revenues (including interest)                     $  (757,454)   $(2,495,982)   $(1,823,600)   $ 10,095,509
                                                        -----------    -----------    -----------    ------------
                                                        -----------    -----------    -----------    ------------
Total revenues (including interest) less commissions    $(1,540,939)   $(3,150,284)   $(2,348,379)   $  9,617,471
                                                        -----------    -----------    -----------    ------------
                                                        -----------    -----------    -----------    ------------
Net income (loss)                                       $(1,940,182)   $(3,477,487)   $(2,611,405)   $  9,478,077
                                                        -----------    -----------    -----------    ------------
                                                        -----------    -----------    -----------    ------------
Net income (loss) per weighted average Interest         $     (8.31)   $    (16.69)   $    (14.01)   $      56.16
                                                        -----------    -----------    -----------    ------------
                                                        -----------    -----------    -----------    ------------
1999:
Total revenues (including interest)                     $  (741,534)   $ 7,638,744    $(3,352,668)   $ (3,964,246)
                                                        -----------    -----------    -----------    ------------
                                                        -----------    -----------    -----------    ------------
Total revenues (including interest) less commissions    $(1,862,097)   $ 6,563,238    $(4,427,600)   $ (4,874,328)
                                                        -----------    -----------    -----------    ------------
                                                        -----------    -----------    -----------    ------------
Net income (loss)                                       $(2,434,246)   $ 5,733,816    $(4,967,645)   $ (5,327,799)
                                                        -----------    -----------    -----------    ------------
                                                        -----------    -----------    -----------    ------------
Net income (loss) per weighted average Interest         $     (8.30)   $     20.56    $    (18.60)   $     (20.74)
                                                        -----------    -----------    -----------    ------------
                                                        -----------    -----------    -----------    ------------

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

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

        Name                             Position
Eleanor L. Thomas               President and Director
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President and Treasurer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

   ELEANOR L. THOMAS, age 46, has been President of Prudential Securities Futures Management Inc. since September 2000 and a Director since April 1999. She has also been the President and a Director of Seaport Futures Management, Inc. (an affiliate of the Managing Owner) since April 1999. She has held various positions of increasing responsibility in both Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. since joining PSI in 1993. She is a First Vice President and the director of the Futures and Hedge Fund Group within PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

   BARBARA J. BROOKS, age 52, is the Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 37, is a Vice President and Treasurer of Prudential Securities Futures Management Inc. He is a Senior Vice President of PSI. He is also a Vice President and Treasurer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

   A. LAURENCE NORTON, JR., age 62, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and, since March 1994, has been the director of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. and is a member of PSI's Operating Committee. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

   GUY S. SCARPACI, age 54, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

   TAMARA B. WRIGHT, age 42, is a Director and Senior Vice President of Prudential Securities Futures Management Inc. She is a Senior Vice President and Chief Administrative Officer for the International Division of PSI. She is also a Director and Senior Vice President of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

   Effective July 2000, Joseph A. Filicetti resigned as President and as a Director of Prudential Securities Futures Management Inc. Effective September 2000, Eleanor L. Thomas was elected by the Board of Directors of Prudential Securities Futures Management Inc. as President replacing Joseph A. Filicetti. Additionally, Joseph A. Filicetti resigned as Executive Vice President and as a Director of Seaport Futures Management, Inc. effective July 2000.

   Effective February 2001, Alan J. Brody resigned as a Director of both Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. Additionally, effective March 30, 2001, A Laurence

Norton, Jr. will resign as a Director of both Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 12, 2001, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 12, 2001, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrant.

   As of March 12, 2001, no owners of Limited Interests beneficially own more than five percent (5%) of the Limited Interests issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 2000 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services..

                                    PART IV

                                                                                         Annual Report
                                                                                          Page Number
                                                                                         --------------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 2000 Annual Report which is filed as an exhibit hereto

              Report of Independent Accountants                                                2

              Financial Statements:

              Statements of Financial Condition--December 31, 2000 and 1999                    3

              Statements of Operations--Three years ended December 31, 2000                    4

              Statements of Changes in Trust Capital--Three years ended December 31,
              2000                                                                             4

              Notes to Financial Statements                                                    5

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

       10.9   Amendment to Advisory Agreement, dated as of October 1, 2000, among the
              Registrant, Prudential Securities Futures Management Inc., and John W.
              Henry & Company, Inc. (incorporated by reference to Exhibit 10.9 of the
              Registrant's Quarterly Report on Form 10-Q for the period ended
              September 30, 2000)

       13.1   Registrant's 2000 Annual Report (with the exception of the information and data incorporated by reference in Items 1, 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 2000 Annual Report is to be deemed filed as part of this report) (filed herewith)

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                       12

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Futures Trust I

By: Prudential Securities Futures Management
Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: March 29, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management
Inc.A Delaware corporation, Managing Owner

    By: /s/ Eleanor L. Thomas                     Date: March 29, 2001
    -----------------------------------------
    Eleanor L. Thomas
    President and Director

    By: /s/ Barbara J. Brooks                     Date: March 29, 2001
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 29, 2001
    -----------------------------------------
    Steven Carlino
    Vice President and Treasurer

    By:                                           Date:
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 29, 2001
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By: /s/ Tamara B. Wright                      Date: March 29, 2001
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director