Form 10-Q
period 2001-06-30
DIVERSIFIED FUTURES TRUST I
filed 2001-08-13
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          2001             2000
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $26,501,022     $26,730,111
Net unrealized gain on open futures contracts                              376,944       4,674,695
Net unrealized gain on open forward contracts                               18,649         870,491
Other receivables                                                            7,746           7,523
                                                                       -----------     ------------
Total assets                                                           $26,904,361     $32,282,820
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 1,197,632     $ 2,980,451
Management fees payable                                                     44,841          53,805
                                                                       -----------     ------------
Total liabilities                                                        1,242,473       3,034,256
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (136,291.886 and 151,627.034 interests
  outstanding)                                                          25,405,211      28,956,000
General interests (1,377 and 1,532 interests outstanding)                  256,677         292,564
                                                                       -----------     ------------
Total trust capital                                                     25,661,888      29,248,564
                                                                       -----------     ------------
Total liabilities and trust capital                                    $26,904,361     $32,282,820
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $    186.40     $    190.97
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Six months ended              Three months ended
                                                      June 30,                       June 30,
                                             ---------------------------    ---------------------------
                                                2001            2000           2001            2000
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                               $ 5,374,481     $(3,011,731)   $  (897,668)    $(1,187,476)
Change in net unrealized gain/loss on open
  commodity positions                         (5,149,593)     (1,303,068)    (2,221,820)     (1,805,644)
Interest income                                  702,831       1,061,363        303,415         497,138
                                             -----------     -----------    -----------     -----------
                                                 927,719      (3,253,436)    (2,816,073)     (2,495,982)
                                             -----------     -----------    -----------     -----------
EXPENSES
Commissions                                    1,117,862       1,437,787        557,556         654,302
Management fees                                  288,163         726,446        138,262         327,203
                                             -----------     -----------    -----------     -----------
                                               1,406,025       2,164,233        695,818         981,505
                                             -----------     -----------    -----------     -----------
Net loss                                     $  (478,306)    $(5,417,669)   $(3,511,891)    $(3,477,487)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
ALLOCATION OF NET LOSS
Limited interests                            $  (473,530)    $(5,363,480)   $(3,476,771)    $(3,442,703)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
General interests                            $    (4,776)    $   (54,189)   $   (35,120)    $   (34,784)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND
  GENERAL INTEREST
Net loss per weighted average limited and
  general interest                           $     (3.22)    $    (24.53)   $    (24.37)    $    (16.69)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
Weighted average number of limited and
  general interests outstanding                  148,627         220,854        144,094         208,345
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
-------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000            153,159.034     $28,956,000     $292,564      $29,248,564
Net loss                                                       (473,530)      (4,776 )       (478,306)
Redemptions                                 (15,490.148)     (3,077,259)     (31,111 )     (3,108,370)
                                           ------------     -----------     ---------     -----------
Trust capital--June 30, 2001                137,668.886     $25,405,211     $256,677      $25,661,888
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Diversified Futures Trust I (the 'Trust') as of June 30, 2001 and the results of its operations for the six and three months ended June 30, 2001 and 2000. However, the operating results for these interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   The Managing Owner of the Trust is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly-owned subsidiary of Prudential Securities Group Inc. The Managing Owner and its affiliates perform services for the Trust which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services as well as the Trust's routine operational, administrative, legal and auditing costs.

   The costs charged to the Trust for brokerage services for the six months ended June 30, 2001 and 2000 were $1,117,862 and $1,437,787, respectively, and for the three months ended June 30, 2001 and 2000 were $557,556 and $654,302, respectively.

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

   As of June 30, 2001, a non-U.S. affiliate of the Managing Owner owns 578.511 limited interests of the Trust.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading (subject to the recent opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At June 30, 2001, such segregated assets totalled $17,105,594. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading, which totalled $9,772,372 at June 30, 2001. There are no segregation requirements for assets related to forward trading.

   The CFTC recently promulgated rules that allow futures commission merchants to permit certain customers, including the Trust, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If the Trust were to opt out, its funds could be held in a broader and riskier range of investments.
                                       5

   As of June 30, 2001, the Trust's open futures and forward contracts mature within one year.

   At June 30, 2001 and December 31, 2000, the fair value of open futures and forward contracts was:

                                            2001                                    2000
                            -------------------------------------   -------------------------------------
                                 Assets            Liabilities           Assets            Liabilities
                            -----------------   -----------------   -----------------   -----------------
Futures Contracts:
  Domestic exchanges
     Interest rates            $        --          $ 172,150          $ 1,022,561          $      --
     Stock indices                      --             64,500              221,700                 --
     Currencies                    337,350              1,013            1,479,050            111,600
     Commodities                   271,854            123,179              881,010            131,336
  Foreign exchanges
     Interest rates                197,456             57,108              870,562                 --
     Stock indices                  10,300            107,153              388,967             27,913
     Commodities                    90,565              5,478              127,439             45,745
Forward Contracts:
  Currencies                       235,283            216,634              882,242             11,751
                            -----------------   -----------------   -----------------   -----------------
                               $ 1,142,808          $ 747,215          $ 5,873,531          $ 328,345
                            -----------------   -----------------   -----------------   -----------------
                            -----------------   -----------------   -----------------   -----------------

D. Financial Highlights

                                                          Six months ended     Three months ended
                                                           June 30, 2001         June 30, 2001
                                                         ------------------    ------------------
Performance per Interest
  Net asset value, beginning of period                        $ 190.97              $ 210.78
                                                         ------------------    ------------------
  Net realized gain (loss) and change in net
     unrealized gain/loss on commodity transactions                .19                (21.65)
  Interest income                                                 4.71                  2.10
  Expenses                                                       (9.47)                (4.83)
                                                         ------------------    ------------------
  Decrease for the period                                        (4.57)               (24.38)
                                                         ------------------    ------------------
  Net asset value, end of period                              $ 186.40              $ 186.40
                                                         ------------------    ------------------
                                                         ------------------    ------------------
Total return                                                     (2.39)%              (11.57)%
Ratio to average net assets
  Interest income                                                 4.90%                 4.34%
  Expenses                                                        9.80%                 9.96%

                                       6

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any calendar quarter at the then current net asset value per Interest. Redemptions of limited interests and general interests for the six months ended June 30, 2001 were $3,077,259 and $31,111, respectively; for the three months ended June 30, 2001 were $1,185,702 and $11,930, respectively; and from the commencement of operations, January 5, 1995, to June 30, 2001 totalled $69,541,435 and $572,537, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 30, 2001, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

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

Results of Operations

   The net asset value per Interest as of June 30, 2001 was $186.40, a decrease of 2.39% from the December 31, 2000 net asset value per Interest of $190.97, and a decrease of 11.57% from the March 31, 2001 net asset value per Interest of $210.78.

   The Trust's gross trading gains/(losses) were $225,000 and ($3,119,000) during the six and three months ended June 30, 2001 compared to ($4,315,000) and ($2,993,000) for the corresponding periods in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   The global economy remained sluggish during the second quarter of 2001 and as a result, U.S. and global stock markets continued their downward trend. In the U.S., heightened concerns regarding cutbacks in industrial production and future sales caused downward revisions of corporate earnings. Business investment and capital spending were weak and appeared to be decreasing further, reflecting in part the downtrend in manufacturing output. Labor demand weakened considerably and unemployment rose. Consumer spending held up relatively well despite deceleration in income, reduced household net worth, and deterioration in consumer sentiment. Economic activity in foreign industrial countries decelerated as well, due in part to softening of the U.S. economy, weakness in world high-tech markets and the downward adjustment in global equity prices. Expansion in Europe, including the United Kingdom, and Canada slowed significantly, while the Japanese economy slowed after a brief rebound late last year. In addition, economic growth in many developing countries softened, reflecting in part weaker external demand. In the U.S., overall inflation, as measured by the Consumer Price Index (CPI), increased slightly, but was held down by a deceleration in energy prices.

   As a result of weak global economies, equity markets continued to perform poorly during most of the quarter. In April, U.S. equity markets, particularly the NASDAQ, rallied briefly after the U.S. Federal Reserve (Fed) called an unscheduled meeting to lower interest rates before falling once again amid continuing softening economies and fears of weak corporate earnings. Markets rose briefly once again in June following the U.S. Federal Reserve's 25 basis point interest rate cut. This smaller than anticipated rate reduction seemed to signal a cessation of the Fed's recent series of aggressive rate cuts and caused many investors to exit the bond market and invest in equities.

   Interest rate instruments trended upward throughout most of the quarter as major central banks cut short-term interest rates in an attempt to bolster slowing economies. The U.S. Federal Reserve cut rates three times during the quarter lowering rates from 4.50% to 3.75%. The European Central Bank and the Bank of England cut interest rates by 25 basis points in May. This was the third interest rate reduction in five months for the Bank of England. Global bonds reversed downward towards quarter-end as the Fed cut rates by only 25 basis points, driving many investors out of interest rate instruments and into equities.

   In foreign exchange markets, the Japanese yen started the quarter strong before weakening against the U.S. dollar and other foreign currencies. This followed a government report that Japan's GDP shrank in the first quarter, generating fears that the Japanese economy may be slipping into recession. The Canadian dollar posted gains against the U.S. dollar as economic reports showed a 1.7% increase in exports to the U.S. in June. The British pound reached a 15 year low against the U.S. dollar in June amid concern that England would join the European Monetary Union. The euro declined against the U.S. dollar as well, amid signs of continuing weakness in the European economy.

   Energy prices fell in response to growing inventory levels of crude oil and related products. The American Petroleum Institute reported that the U.S. gasoline supply had reached its highest level in two years. Swelling energy inventories fed fears of an overall weakening demand for fuels in the slowing global economy. Additionally, the market fell when tropical storm Allison caused less damage along the Gulf Coast than was originally feared.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Interest Rates (-): Prices of most interest rate instruments trended upward throughout most of the quarter due to short-term interest rate cuts by major central banks in an attempt to bolster slowing economies. Short positions in U.S. government and euro bonds resulted in losses for the Trust.

   Stock indices (-): Weak global economies and concerns regarding corporate earnings resulted in continued poor performance in the equity markets. NASDAQ, DAX and Nikkei Dow positions resulted in losses for the Trust.

   Currencies (-): After a strong start, the Japanese yen declined against the U.S. dollar and many European currencies as the Japanese economy exhibited signs of weakness. Long Japanese yen and yen/U.S. dollar cross-rate positions resulted in losses. Short Australian dollar positions resulted in losses in April as this currency rallied following a 50 basis point interest rate cut by the Reserve Bank of Australia.
                                       8

   Metals (-): Gold prices rallied to a ten month high in May before reversing course amid rumors that Russia would sell a portion of its gold reserve. Long gold positions incurred losses for the Trust. Rate cuts by U.S. and European central banks stirred fears of inflation driving silver prices higher. Short silver positions incurred losses for the Trust.

   Energies (+): Short natural gas positions resulted in gains as increased inventories and weakening demand drove prices downward.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased approximately $359,000 and $194,000 for the six and three months ended June 30, 2001 compared to the corresponding periods in 2000. These decreases were primarily due to lower net assets in the Trust during 2001 versus 2000 as a result of redemptions. Strong trading performance during the fourth quarter of 2000 helped to mitigate this decline in net assets at the start of the 2001 year. Additionally, interest rates were lower during 2001 versus 2000.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions for the six and three months ended June 30, 2001 decreased approximately $320,000 and $97,000 compared to the corresponding periods in 2000. These decreases were primarily due to lower monthly net asset values in the Trust during 2001 versus 2000 as a result of redemptions. Strong trading performance during the fourth quarter of 2000 helped to mitigate this decline in net assets at the start of the 2001 year.

   All trading decisions for the Trust are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the six and three months ended June 30, 2001 decreased approximately $438,000 and $189,000 compared to the corresponding periods in 2000 due to the reduction in the monthly management fee paid to the Trading Manager from 1/3 of 1% (a 4% annual rate) to 1/6 of 1% (a 2% annual rate) effective October 1, 2000, as well as the effect on the monthly net asset values of redemptions and trading performance as further described in the discussion on commissions above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Manager. As of October 1, 2000, the incentive fee was increased from 15% to 20%. No incentive fees were generated during the six and three months ended June 30, 2001 or 2000.

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 13, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer
                                       11