Form 10-Q
period 2001-09-30
DIVERSIFIED FUTURES TRUST I
filed 2001-11-13
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-26004

                          DIVERSIFIED FUTURES TRUST I
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                  13-3780260
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)
                                          (I.R.S. Employer Identification No.)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2001              2000
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $26,022,563      $26,730,111
Net unrealized gain on open futures contracts                            1,328,692        4,674,695
Net unrealized gain on open forward contracts                                   --          870,491
Other receivables                                                           12,524            7,523
                                                                      -------------     ------------
Total assets                                                           $27,363,779      $32,282,820
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   895,448      $ 2,980,451
Net unrealized loss on open forward contracts                              148,635               --
Management fees payable                                                     45,359           53,805
                                                                      -------------     ------------
Total liabilities                                                        1,089,442        3,034,256
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (131,799.755 and 151,627.034 interests
  outstanding)                                                          26,011,459       28,956,000
General interests (1,332 and 1,532 interests outstanding)                  262,878          292,564
                                                                      -------------     ------------
Total trust capital                                                     26,274,337       29,248,564
                                                                      -------------     ------------
Total liabilities and trust capital                                    $27,363,779      $32,282,820
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    197.36      $    190.97
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine months ended             Three months ended
                                                    September 30,                  September 30,
                                             ---------------------------    ---------------------------
                                                2001            2000           2001            2000
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                               $ 6,477,906     $(3,493,376)   $ 1,103,425     $  (481,645)
Change in net unrealized gain/loss on open
  commodity positions                         (4,365,129)     (3,104,506)       784,464      (1,801,438)
Interest income                                  947,547       1,520,846        244,716         459,483
                                             -----------     -----------    -----------     -----------
                                               3,060,324      (5,077,036)     2,132,605      (1,823,600)
                                             -----------     -----------    -----------     -----------
EXPENSES
Commissions                                    1,612,254       1,962,566        494,392         524,779
Management fees                                  418,479         989,472        130,316         263,026
                                             -----------     -----------    -----------     -----------
                                               2,030,733       2,952,038        624,708         787,805
                                             -----------     -----------    -----------     -----------
Net income (loss)                            $ 1,029,591     $(8,029,074)   $ 1,507,897     $(2,611,405)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                            $ 1,019,285     $(7,948,770)   $ 1,492,815     $(2,585,290)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
General interests                            $    10,306     $   (80,304)   $    15,082     $   (26,115)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest               $      7.10     $    (38.35)   $     10.95     $    (14.01)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
Weighted average number of limited and
  general interests outstanding                  144,974         209,366        137,669         186,392
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
-------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000            153,159.034     $28,956,000     $292,564      $29,248,564
Net income                                           --       1,019,285       10,306        1,029,591
Redemptions                                 (20,027.279)     (3,963,826)     (39,992 )     (4,003,818)
                                           ------------     -----------     ---------     -----------
Trust capital--September 30, 2001           133,131.755     $26,011,459     $262,878      $26,274,337
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Diversified Futures Trust I (the 'Trust') as of September 30, 2001 and the results of its operations for the nine and three months ended September 30, 2001 and 2000. However, the operating results for these interim periods may not be indicative of the results expected for the full year.

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

   The costs charged to the Trust for brokerage services for the nine months ended September 30, 2001 and 2000 were $1,612,254 and $1,962,566, respectively, and for the three months ended September 30, 2001 and 2000 were $494,392 and $524,779, respectively.

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

   As of September 30, 2001, a non-U.S. affiliate of the Managing Owner owns
578.511 limited interests of the Trust.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading (subject to the opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At September 30, 2001, such segregated assets totalled $16,709,537. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading, which totalled $10,641,718 at September 30, 2001. There are no segregation requirements for assets related to forward trading.

   The CFTC promulgated rules that allow futures commission merchants to permit certain customers, including the Trust, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If the Trust were to opt out, its funds could be held in a broader and riskier range of investments.

   As of September 30, 2001, the Trust's open futures and forward contracts mature within one year.

   At September 30, 2001 and December 31, 2000, the fair value of open futures and forward contracts was:

                                            2001                                    2000
                            -------------------------------------   -------------------------------------
                                 Assets            Liabilities           Assets            Liabilities
                            -----------------   -----------------   -----------------   -----------------
Futures Contracts:
  Domestic exchanges
     Interest rates            $   443,896          $      --          $ 1,022,561          $      --
     Stock indices                  62,220                 --              221,700                 --
     Currencies                    228,020            184,550            1,479,050            111,600
     Commodities                   347,986             17,004              881,010            131,336
  Foreign exchanges
     Interest rates                111,896             39,904              870,562                 --
     Stock indices                 279,730             21,367              388,967             27,913
     Commodities                   131,193             13,424              127,439             45,745
Forward Contracts:
  Currencies                        65,890            214,525              882,242             11,751
                            -----------------   -----------------   -----------------   -----------------
                               $ 1,670,831          $ 490,774          $ 5,873,531          $ 328,345
                            -----------------   -----------------   -----------------   -----------------
                            -----------------   -----------------   -----------------   -----------------

D. Financial Highlights

                                                       Nine months ended     Three months ended
                                                      September 30, 2001     September 30, 2001
                                                      -------------------    -------------------
Performance per Interest
  Net asset value, beginning of period                     $  190.97              $  186.40
                                                      -------------------    -------------------
  Net realized gain and change in net unrealized
     gain/loss on commodity transactions                       13.90                  13.71
  Interest income                                               6.49                   1.78
  Expenses                                                    (14.00)                 (4.53)
                                                      -------------------    -------------------
  Increase for the period                                       6.39                  10.96
                                                      -------------------    -------------------
  Net asset value, end of period                           $  197.36              $  197.36
                                                      -------------------    -------------------
                                                      -------------------    -------------------
Total return                                                    3.35%                  5.88%
Ratio to average net assets
  Interest income                                               4.56%                  3.76%
  Expenses                                                      9.77%                  9.59%

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any calendar quarter at the then current net asset value per Interest. Redemptions of limited interests and general interests for the nine months ended September 30, 2001 were $3,963,826 and $39,992, respectively; for the three months ended September 30, 2001 were $886,567 and $8,881, respectively; and from the commencement of operations, January 5, 1995, to September 30, 2001 totalled $70,428,002 and $581,418, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 30, 2001, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

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

Results of Operations

   After the attacks of September 11th, the Managing Owner contacted the Trust's trading manager who reported that there was no material disruption to its ability to follow its trading systems and to function normally. Additionally, there was no material disruption to the Managing Owner's ability to maintain operations and perform its functions as a result of the tragic events.

   The net asset value per Interest as of September 30, 2001 was $197.36, an increase of 3.35% from the December 31, 2000 net asset value per Interest of $190.97, and an increase of 5.88% from the June 30, 2001 net asset value per Interest of $186.40.

   The Trust's gross trading gains/(losses) were $2,113,000 and $1,888,000 during the nine and three months ended September 30, 2001 compared to $(6,598,000) and $(2,283,000) for the corresponding periods in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   The pace of global economic activity remained slow throughout the third quarter of 2001. Weakened business expenditure and efforts to reduce inventory resulted in decreased manufacturing activity. Labor demand declined in most sectors and the unemployment rate edged up to 4.9% in August. After a period of strength, the U.S. dollar fell against most major foreign currencies, particularly the Japanese yen, the euro and the Swiss franc. Global equity markets fell throughout most of the quarter while short- and long-term interest rates declined pushing bond prices higher. Consumer spending weakened slightly, but generally remained strong through most of the quarter, supported in part by low mortgage rates, tax rebates, declining energy prices and widespread discounting of retail prices. Consumer confidence remained at moderately favorable levels during the first two months of the quarter and helped moderate economic weakness. Growth in many foreign industrial economies, including Japan and much of Europe, weakened during the third quarter as well. Financial conditions deteriorated markedly in Argentina and many other developing countries.

   The terrorist attacks of September 11th further weakened the sluggish U.S. and global economies. Equity markets throughout the world plunged in the week following the attacks. The Dow Jones industrial average suffered its worst percentage loss since the Great Depression due to uncertainty about how the economy would perform as a result of these attacks and other threats of terrorism. U.S. equity indexes recovered somewhat at the end of September as interest rate cuts by the U.S. Federal Reserve and fiscal stimuli by Congress combined to help fuel an economic rebound. Global equity markets followed suit rebounding from earlier lows as well.

   The U.S. dollar's downward trend against many foreign currencies accelerated after September 11th. As a result of the attacks, many investors switched exposure from the U.S. dollar to other currencies such as the Swiss franc, British pound and euro all of which rose against the U.S. dollar.

   U.S. and European interest rate instruments rose throughout most of the quarter as data indicated persistent weakness in the U.S. economy. The U.S. Federal Reserve lowered interest rates by 25 basis points in August in an effort to stimulate the economy. Interest rate instruments continued to rally in the wake of September 11th as the U.S. Federal Reserve moved to inject liquidity into the economy, cutting interest rates 50 basis points on September 17th to 3%. This move was soon followed by the Central Bank of Canada, the European Central Bank and Swiss National Central Bank who also lowered their rates 0.50%.

   Energy prices began the quarter low, but peaked sharply immediately after the September 11th attacks amid worries of a potential interruption in supplies. Energy prices soon reversed course as concerns of decreased demand caused by a global economic recession outweighed fears of scarcity. Two weeks after the attacks, oil prices plunged more than 12% to a 22-month low of $23 a barrel. OPEC leaders announced that with prices within their $22 to $28 a barrel target, they see no need to alter output and assured that there will be no disruption in supplies.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Stock indices (+): The attacks on September 11th further weakened slowing global economies and declining equity markets. Short positions in the NASDAQ, Nikkei Dow, Euro DAX and London FTSE resulted in gains for the Trust.

   Interest rates (+): Long U.S. and European bond positions resulted in gains throughout the quarter as many central banks lowered interest rates in an effort to boost weakening economies.

   Metals (+): Short copper, aluminum and zinc positions resulted in gains as fears of a global economic recession and decreasing industrial production lowered prices of industrial commodities.

   Currencies (-): Long Japanese yen and long Japanese yen/U.S. dollar cross-rate positions resulted in losses as the Bank of Japan intervened to stop the recent appreciation of the yen in response to concerns regarding Japanese exports.

   Energies (-): Energy prices fell from their September 11th peak on concerns that demand will wane due to weakening global economies. Long crude and heating oil positions resulted in losses.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased approximately $573,000 and $215,000 for the nine and three months ended September 30, 2001 compared to the corresponding periods in 2000. These decreases were primarily due to lower net assets in the Trust during 2001 versus 2000 as a result of redemptions. Strong trading performance during the fourth quarter of 2000 helped to mitigate this decline in net assets at the start of the 2001 year. Additionally, interest rates were lower during 2001 versus 2000.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions for the nine and three months ended September 30, 2001 decreased approximately $350,000 and $30,000 compared to the corresponding periods in 2000. These decreases were primarily due to lower monthly net asset values in the Trust during 2001 versus 2000 as described in the discussion on interest income above.

   All trading decisions for the Trust are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the nine and three months ended September 30, 2001 decreased approximately $571,000 and $133,000 compared to the corresponding periods in 2000 due to the reduction in the monthly management fee paid to the Trading Manager from 1/3 of 1% (a 4% annual rate) to 1/6 of 1% (a 2% annual rate) effective October 1, 2000, as well as the effect on the monthly net asset values of redemptions and trading performance as further described in the discussion on interest income above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Manager. In conjunction with the reduction of the management fee rate discussed above, as of October 1, 2000, the incentive fee rate was increased from 15% to 20%. No incentive fees were generated during the nine and three months ended September 30, 2001 or 2000.

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 13, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer
                                       11