Form 10-K
period 2001-12-31
DIVERSIFIED FUTURES TRUST I
filed 2002-03-28
CIK 926805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001

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

                              Limited Interests
------------------------------------------------------------------------------
                              (Title of class)

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

   Registrant's Annual Report to Interest holders for the year ended December 31, 2001 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                              Index to exhibits can be found on pages 11 and 12.

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

Managing Owner and its Affiliates

   The managing owner of the Registrant is Prudential Securities Futures Management Inc. (the 'Managing Owner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), the Registrant's commodity broker and principal underwriter and selling agent of its Interests. PSI is an indirect wholly owned subsidiary of Prudential Financial, Inc. The Managing Owner is required to maintain at least a 1% interest in the Registrant as long as it is acting as the Registrant's Managing Owner.

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement as further discussed in Notes A, C and D to the Registrant's financial statements included in its annual report to limited owners for the year ended December 31, 2001 ('Registrant's 2001 Annual Report') which is filed as an exhibit hereto.

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

   As of March 21, 2002, there were 1,113 holders of record owning 129,886.499 Interests which include 1,299 General Interests.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's 2001 Annual Report which is filed as an exhibit hereto.

                                                                 Year Ended December 31,
                                         -----------------------------------------------------------------------
                                            2001           2000           1999           1998           1997
                                         -----------    -----------    -----------    -----------    -----------
Total revenues (including interest)      $ 1,660,182    $ 5,018,473    $  (419,704)   $ 9,529,178    $13,955,119
                                         -----------    -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------    -----------
Net income (loss)                        $  (983,252)   $ 1,449,003    $(6,995,874)   $ 2,340,736    $ 5,527,892
                                         -----------    -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------    -----------
Net income (loss) per weighted average
  Interest                               $     (6.92)   $      7.27    $    (25.53)   $      7.09    $     14.43
                                         -----------    -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------    -----------
Total assets                             $24,301,997    $32,282,820    $44,792,832    $61,889,081    $70,024,756
                                         -----------    -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------    -----------
Net asset value per Interest             $    182.24    $    190.97    $    173.82    $    200.91    $    191.70
                                         -----------    -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------    -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 12 through 15 of the Registrant's 2001 Annual Report which is filed as an exhibit hereto.

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

The Registrant's Trading Value at Risk in Different Market Sectors

   The following tables indicate the trading Value at Risk associated with the Registrant's open positions by market sector at December 31, 2001 and 2000. All open position trading risk exposures of the Registrant have been included in calculating the figures set forth below. At December 31, 2001 and 2000, the Registrant's total capitalization was approximately $23.7 million and $29.2 million, respectively.

                                                      2001                              2000
                                          -----------------------------     -----------------------------
                                           Value at        % of Total        Value at        % of Total
            Market Sector                    Risk        Capitalization        Risk        Capitalization
--------------------------------------    ----------     --------------     ----------     --------------
Interest Rates                            $  750,808           3.17%        $1,620,369           5.54%
Currencies                                 1,667,169           7.04          1,447,866           4.95
Commodities                                  655,270           2.77          1,055,359           3.61
Stock indices                                339,373           1.43            775,522           2.65
                                          ----------        -------         ----------        -------
     Total                                $3,412,620          14.41%        $4,899,116          16.75%
                                          ----------        -------         ----------        -------
                                          ----------        -------         ----------        -------

   The following tables present the average trading Value at Risk of the Registrant's open positions by market sector for the years ended December 31, 2001 and 2000, respectively. During the years ended December 31, 2001 and 2000, the Registrant's total average capitalization was approximately $26.9 million and $31.3 million, respectively.

                                                      2001                              2000
                                          -----------------------------     -----------------------------
                                           Value at        % of Total        Value at           % of
            Market Sector                    Risk        Capitalization        Risk        Capitalization
--------------------------------------    ----------     --------------     ----------     --------------
Interest Rates                            $1,133,172           4.22%        $1,807,497           5.77%
Currencies                                 1,251,250           4.66          1,759,508           5.62
Commodities                                  679,299           2.53          1,262,625           4.03
Stock Indices                                497,439           1.85            601,095           1.92
                                          ----------        -------         ----------        -------
     Total                                $3,561,160          13.26%        $5,430,725          17.34%
                                          ----------        -------         ----------        -------
                                          ----------        -------         ----------        -------

Material Limitations on Value at Risk as an Assessment of Market Risk

   The notional value of the market sector instruments held by the Registrant is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of the face value) as well as many times the total capitalization of the Registrant. The magnitude of the Registrant's open positions creates a 'risk of ruin' not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, although unusual, but historically recurring from time to time, could cause the Registrant to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Registrant, give no indication of this 'risk of ruin.'

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

   The primary trading risk exposures of the Registrant at December 31, 2001 and 2000, and during the years then ended, by market sector were:

   Interest Rates. Interest rate risk represented the greatest market exposure of the Registrant at December 31, 2000 and throughout 2000. Interest rate movements directly affect the price of sovereign bond positions held by the Registrant and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Registrant's profitability. The Registrant's primary interest rate exposure is to interest rate fluctuations in the U.S. and other G-7 countries. To a lesser extent, the Registrant also takes positions in the government debt of smaller nations--e.g., Australia. The Managing Owner anticipates that G-7 interest rates will remain a primary market exposure of the Registrant in the foreseeable future. The changes in interest rates which have the most effect on the Registrant are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Registrant are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Registrant were the medium- to long-term rates to remain steady.

   Currencies. Currencies represented the greatest market exposure of the Registrant at December 31, 2001 and throughout 2001. The Registrant's currency exposure is due to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Registrant's major exposure, as well as the overall increase during 2001 versus 2000, has resulted from positions in the local currencies of G-7 countries, specifically the Euro and the Japanese Yen. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Registrant in expressing Value at Risk in a functional currency other than U.S. dollars.

   Commodities. The Registrant's primary commodities exposure, lies in the energy market and results from gas and oil price movements, often resulting from political developments in the Middle East. The Registrant's major energy exposure has typically resulted from positions in light crude, crude oil, and natural gas. Additional exposure is supplied by positions in precious metals, particularly gold and silver. In the agricultural sector, the Registrant's market risk exposure is primarily due to price movements resulting from severe or unexpected weather conditions. The Trading Manager trades in various agricultural commodities including coffee, sugar, wheat, and corn.

   Stock Indices. The Registrant's primary equity exposure throughout 2000 and 2001 was due to equity price risk in the Nikkei Dow (Japan) Index. Additionally, the Registrant began trading in European DAX and NASDAQ 100 Index positions during 2000, causing an overall increase in trading risk exposure in this market sector during 2000. The stock index futures traded by the Registrant are currently limited to futures on broadly based indices.

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

   The Managing Owner attempts to minimize market risk exposure by requiring the Trading Manager to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner may terminate the Trading Manager if the net asset value of the Registrant declines by 33 1/3% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if the Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Manager as it, in good faith, deems to be in the best interests of the Registrant.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

   At December 31, 2001 and 2000, the Registrant's primary exposure to non-trading market risk resulted from foreign currency balances held in Canadian dollars. As discussed above, these balances, as well as any risk they represent, are immaterial.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's 2001 Annual Report which is filed as an exhibit hereto.

   Selected unaudited quarterly financial data for the years ended December 31, 2001 and 2000 are summarized below.

                                                            First         Second          Third         Fourth
                                                           Quarter        Quarter        Quarter        Quarter
                                                         -----------    -----------    -----------    -----------
2001:
Total revenues (including interest)                      $ 3,743,792    $(2,816,073)   $ 2,132,605    $(1,400,142)
                                                         -----------    -----------    -----------    -----------
                                                         -----------    -----------    -----------    -----------
Total revenues (including interest) less commissions     $ 3,183,486    $(3,373,629)   $ 1,638,213    $(1,889,677)
                                                         -----------    -----------    -----------    -----------
                                                         -----------    -----------    -----------    -----------
Net income (loss)                                        $ 3,033,585    $(3,511,891)   $ 1,507,897    $(2,012,843)
                                                         -----------    -----------    -----------    -----------
                                                         -----------    -----------    -----------    -----------
Net income (loss) per weighted average Interest          $     19.81    $    (24.37)   $     10.95    $    (15.12)
                                                         -----------    -----------    -----------    -----------
                                                         -----------    -----------    -----------    -----------
2000:
Total revenues (including interest)                      $  (757,454)   $(2,495,982)   $(1,823,600)   $10,095,509
                                                         -----------    -----------    -----------    -----------
                                                         -----------    -----------    -----------    -----------
Total revenues (including interest) less commissions     $(1,540,939)   $(3,150,284)   $(2,348,379)   $ 9,617,471
                                                         -----------    -----------    -----------    -----------
                                                         -----------    -----------    -----------    -----------
Net income (loss)                                        $(1,940,182)   $(3,477,487)   $(2,611,405)   $ 9,478,077
                                                         -----------    -----------    -----------    -----------
                                                         -----------    -----------    -----------    -----------
Net income (loss) per weighted average Interest          $     (8.31)   $    (16.69)   $    (14.01)   $     56.16
                                                         -----------    -----------    -----------    -----------
                                                         -----------    -----------    -----------    -----------

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

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
Alex H. Ladouceur               Chairman of the Board of Directors and Director
Eleanor L. Thomas               President and Director
Barbara J. Brooks               Chief Financial Officer
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director
Thomas T. Bales                 Vice President
David Buchalter                 Secretary

   ALEX H. LADOUCEUR, born 1960, has been Chairman of the Board of Directors and a Director of the Managing Owner since November 2001 and also has held such positions with Seaport Futures Management, Inc. ('Seaport Futures'), an affiliate of the Managing Owner, since such date. Mr. Ladouceur joined PSI in August 2001 as Executive Vice President, Head of the Global Derivatives division. He is responsible for all operating activities of PSI's Global Derivatives division including sales and trading, foreign exchange, base and precious metals, and the trading floors. In addition, Mr. Ladouceur has responsibility for Alternative Investment Strategies. Mr. Ladouceur joined PSI from Credit Lyonnais Rouse Ltd. ('CLR'), where he served as president of their United States operations since 1992 and as a main board director of CLR in London since 1994. In 1998, he was appointed managing director of Global Cash Markets at CLR with responsibility for leading global market-making and sales for OTC products, including structured derivative products. Mr. Ladouceur earned his bachelor's degree in Economics from the University of Calgary in Alberta, Canada, and his master's degree in European Studies from the College of Europe in Bruges, Belgium.

   ELEANOR L. THOMAS, born 1954, has been a Director and President of the Managing Owner since September 2000 and was a Director and Executive Vice President from April 1999 to September 2000. She was a First Vice President of the Managing Owner and Seaport Futures from October 1998 to April 1999 and a Director and the President of Seaport Futures since such date. Ms. Thomas is a Senior Vice President and the Director of Alternative Investment Strategies at PSI. She is responsible for origination, asset allocation, due diligence, marketing and sales for the group's product offerings. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. She graduated Summa Cum Laude from Long Island University with a B.A. in English Literature, and graduated Baruch College in 1986 with an M.B.A. in Accounting. Ms. Thomas is a certified public accountant.

   BARBARA J. BROOKS, born 1948, became the Treasurer and Chief Financial Officer of the Managing Owner in May 1990, at which time she also became the Treasurer and Chief Financial Officer of Seaport Futures. In 1998, she relinquished her position as Treasurer of the Managing Owner and Seaport Futures. She is a Senior Vice President of PSI and is the Vice President-Finance and the Chief Financial Officer of various entities affiliated with PSI. She has been employed by PSI since 1983. Ms. Brooks is a certified public accountant.

   GUY S. SCARPACI, born 1947, has been a Director of the Managing Owner since July 1987 and was Assistant Treasurer from May 1988 until December 1989. In addition, Mr. Scarpaci has been a Director of Seaport Futures since May 1989. Mr. Scarpaci was first affiliated with the Managing Owner in July 1987. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974, and he is currently a Senior Vice President of the Global Derivatives division.

   TAMARA B. WRIGHT, born 1959, has been a Senior Vice President of the Managing Owner and Seaport Futures since October 1998 and a Director of the Managing Owner since December 1998. She is also a Senior Vice President and the Chief Administrative Officer for the International Division at Prudential Securities. In this capacity, her responsibilities include financial management, risk management, systems implementation, employment matters and internal control policies and procedures. Previously, Mrs. Wright served as Director of Consumer Markets Risk Management, where she led the Domestic and International Branch efforts in ensuring the timely resolution of audit, compliance and legal concerns. Prior to joining the firm,

Mrs. Wright was a manager with PricewaterhouseCoopers LLP in its Management Consulting division in New York, New York.

   THOMAS T. BALES, born 1959, is a Vice President of the Managing Owner. He is also a Senior Vice President of Futures Administration in the Global Derivatives division for PSI, and he serves in various capacities for other affiliated companies. Prior to joining the Global Derivatives division, Mr. Bales served as in-house counsel in the Law Department of PSI from October 1987 through May 1996. Mr. Bales joined PSI in November 1981 as an Analyst in the Credit Analysis Department and later served as a Section Manager.

   DAVID BUCHALTER, born 1958, has been the Secretary of both the Managing Owner and Seaport Futures since October 1996. Mr. Buchalter is a Senior Vice President and is Senior Counsel in the Law Department of PSI. Prior to joining PSI in January 1992, Mr. Buchalter was associated with the law firm of Rosenman & Colin LLP from April 1988 to January 1992. Prior to that, from May 1983 though March 1988, Mr. Buchalter served as in-house counsel for Shearson Lehman Hutton, Inc. and its predecessor firm, E.F. Hutton & Co., Inc.

   Effective March 2001, A. Laurence Norton, Jr. resigned as a Director of both the Managing Owner and Seaport Futures. Additionally, Steven Carlino resigned as Vice President and Treasurer for both the Managing Owner and Seaport Futures effective March 2002.

   Effective November 2001, Alex H. Ladouceur was elected by the Board of Directors of the Managing Owner as Chairman of the Board and he has served as Chairman of the Board of Seaport Futures since November 2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 21, 2002, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 21, 2002, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrant.

   As of March 21, 2002, no owners of Limited Interests beneficially own more than five percent (5%) of the Limited Interests issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 2001 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                         Annual Report
                                                                                          Page Number
                                                                                         --------------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 2001 Annual Report which is filed as an exhibit hereto

              Report of Independent Accountants                                                2

              Financial Statements:

              Statements of Financial Condition--December 31, 2001 and 2000                    3

              Condensed Schedule of Investments at December 31, 2001                           4

              Statements of Operations--Three years ended December 31, 2001                    5

              Statements of Changes in Trust Capital--Three years ended December 31,
              2001                                                                             5

              Notes to Financial Statements                                                    6

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

       13.1   Registrant's 2001 Annual Report (with the exception of the information and data incorporated by reference in Items 1, 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 2001 Annual Report is to be deemed filed as part of this report) (filed herewith)

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Barbara J. Brooks                    Date: March 28, 2002
     ----------------------------------------
     Barbara J. Brooks
     Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management
Inc.A Delaware corporation, Managing Owner

    By: /s/ Alex H. Ladouceur                     Date: March 28, 2002
    -----------------------------------------
    Alex H. Ladouceur
    Chairman of the Board of Directors

    By: /s/ Eleanor L. Thomas                     Date: March 28, 2002
    -----------------------------------------
    Eleanor L. Thomas
    President and Director

    By: /s/ Barbara J. Brooks                     Date: March 28, 2002
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer (chief accounting
    officer)

    By: /s/ Guy S. Scarpaci                       Date: March 28, 2002
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By:                                           Date:
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director