Form 10-Q
period 2002-05-14
DIVERSIFIED FUTURES TRUST I
filed 2002-05-14
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2002

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          2002             2001
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $21,208,165     $23,096,296
Net unrealized gain (loss) on open futures contracts                       669,722         (80,717 )
Net unrealized gain on open forward contracts                                   --       1,281,566
                                                                       -----------     ------------
Net equity                                                              21,877,887      24,297,145
Other receivables                                                            7,935           4,852
                                                                       -----------     ------------
Total assets                                                           $21,885,822     $24,301,997
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 1,433,433     $   591,415
Net unrealized loss on open forward contracts                              573,345              --
Management fees payable                                                     35,521          40,503
                                                                       -----------     ------------
Total liabilities                                                        2,042,299         631,918
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (119,923.915 and 128,587.499 interests
  outstanding)                                                          19,644,982      23,433,353
General interests (1,212 and 1,299 interests outstanding)                  198,541         236,726
                                                                       -----------     ------------
Total trust capital                                                     19,843,523      23,670,079
                                                                       -----------     ------------
Total liabilities and trust capital                                    $21,885,822     $24,301,997
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $    163.81     $    182.24
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                       CONDENSED SCHEDULES OF INVESTMENTS

                                                  March 31, 2002                    December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Interest rates                                                 84,619                          $   20,022
  Stock Indices                                                 (89,365)                            (18,901)
  Commodities                                                   353,343                            (194,643)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased               1.76%            348,597           (0.82)%          (193,522)
                                                           --------------                      --------------
Futures contracts sold:
  Interest rates                                                316,000                             241,725
  Stock indices                                                  44,300                                  --
  Commodities                                                   (39,175)                           (128,920)
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts sold                            1.62%            321,125            0.48%            112,805
                                             ------        --------------        ------        --------------
Net unrealized gain (loss) on futures
  contracts                                    3.38%            669,722           (0.34)%        $  (80,717)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Forward currency contracts purchased:
  Net unrealized gain (loss) on
  forward contracts purchased                 (1.76)%          (349,211)           0.01%         $    2,425
                                             ------        --------------        ------        --------------
Forward currency contracts sold:
  Japanese yen/U.S. dollar--crossrates        (0.66)%          (130,868)           6.01%          1,423,296
  Other                                       (0.47)            (93,266)          (0.61)%          (144,155)
                                             ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     forward contracts sold                   (1.13)%          (224,134)           5.40%          1,279,141
                                             ------        --------------        ------        --------------
Net unrealized gain (loss) on forward
  contracts                                   (2.89)%          (573,345)           5.41%         $1,281,566
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                                0.14%             26,957            0.10%         $   24,354
  Euro                                         1.39%            275,187            1.23%            291,620
  Japanese yen                                (0.12)%           (23,011)          (0.36)%           (84,540)
  Canadian dollar                             (0.02)%            (4,253)           0.11%             26,431
  Australian dollar                           (0.14)%           (28,066)           0.16%             36,474
  U.S. dollar                                  2.13%            422,908           (1.58)%          (375,056)
                                             ------        --------------        ------        --------------
     Total                                     3.38%            669,722           (0.34)%        $  (80,717)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Forward Contracts
     U.S. dollar                              (2.89)           (573,345)           5.41%         $1,281,566
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                           2002            2001
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                      $  (842,122)    $ 6,272,149
Change in net unrealized gain/loss on open commodity positions           (1,104,472)     (2,927,773)
Interest income                                                             119,480         399,416
                                                                        -----------     -----------
                                                                         (1,827,114)      3,743,792
                                                                        -----------     -----------

EXPENSES
Commissions                                                                 452,900         560,306
Management fees                                                             113,109         149,901
                                                                        -----------     -----------
                                                                            566,009         710,207
                                                                        -----------     -----------
Net income (loss)                                                       $(2,393,123)    $ 3,033,585
                                                                        -----------     -----------
                                                                        -----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                       $(2,369,189)    $ 3,003,241
                                                                        -----------     -----------
                                                                        -----------     -----------
General interests                                                       $   (23,934)    $    30,344
                                                                        -----------     -----------
                                                                        -----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest     $    (18.43)    $     19.81
                                                                        -----------     -----------
                                                                        -----------     -----------
Weighted average number of limited and general interests outstanding        129,886         153,159
                                                                        -----------     -----------
                                                                        -----------     -----------
---------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001            129,886.499     $23,433,353     $236,726      $23,670,079
Net loss                                                     (2,369,189)     (23,934 )     (2,393,123)
Redemptions                                  (8,750.584)     (1,419,182)     (14,251 )     (1,433,433)
                                           ------------     -----------     ---------     -----------
Trust capital--March 31, 2002               121,135.915     $19,644,982     $198,541      $19,843,523
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Diversified Futures Trust I (the 'Trust') as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

B. Related Parties

   The Managing Owner of the Trust is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly owned subsidiary of Prudential Financial, Inc. The Managing Owner and its affiliates perform services for the Trust, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services as well as the Trust's routine operational, administrative, legal and auditing costs.

   The costs charged to the Trust for brokerage services for the three months ended March 31, 2002 and March 31, 2001 were $452,900 and $560,306, respectively.

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

   As of March 31, 2002, a non-U.S. affiliate of the Managing Owner owned
578.511 limited interests of the Trust.

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

Market Risk

   Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Trust's net assets being traded, significantly exceeds the Trust's future cash requirements since the Trust intends to close out its open positions prior to settlement. As a result, the Trust is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Trust enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Trust to unlimited risk.

   Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Trust holds and the liquidity and inherent volatility of the markets in which the Trust trades.

Credit Risk

   When entering into futures or forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to the Trust's forward transactions is PSI, the Trust's commodity broker. The Trust has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Trust's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At March 31, 2002, such segregated assets totalled $13,436,595.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading, which totalled $8,441,292 at March 31, 2002. There are no segregation requirements for assets related to forward trading.

   As of March 31, 2002, the Trust's open futures and forward contracts mature within one year.

D. Financial Highlights

                                                       Three Months Ended     Three Months Ended
                                                         March 31, 2002         March 31, 2001
                                                       -------------------    -------------------
Performance per Interest
  Net asset value, beginning of period                       $182.24                $190.97
                                                       -------------------    -------------------
  Net realized gain (loss) and change in net
     unrealized gain/loss on commodity transactions           (14.99)                 21.84
  Interest income                                               0.92                   2.61
  Expenses                                                     (4.36)                 (4.64)
                                                       -------------------    -------------------
  Net increase (decrease) for the period                      (18.43)                 19.81
                                                       -------------------    -------------------
  Net asset value, end of period                             $163.81                $210.78
                                                       -------------------    -------------------
                                                       -------------------    -------------------
Total return                                                  (10.11)%                10.37%
Ratio to average net assets (annualized)
  Interest income                                               2.12%                  5.37%
  Expenses                                                     10.02%                  9.55%

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any calendar quarter at the then current NAV per Interest. Redemptions of limited interests and general interests for the three months ended March 31, 2002 were $1,419,182 and $14,251, respectively. Redemptions of limited interests and general interests from the commencement of operations, January 5, 1995, to March 31, 2002 totalled $72,432,586 and $601,683, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 31, 2002, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

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

   Since the Trust's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Trust's exposure to market risk is influenced by a number of factors, including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Trust's speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond the Trust's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring the Trust and its trading manager to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with the Trust's futures and forward contracts.

   The Trust does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of March 31, 2002 was $163.81, a decrease of 10.11% from the December 31, 2001 net asset value per Interest of $182.24. Past performance is not necessarily indicative of future results.

   The Trust's gross trading gains/(losses) were $(1,947,000) during the three months ended March 31, 2002 compared to $3,344,000 for the corresponding period in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   While the first quarter of 2002 was generally characterized by continued weakness in global economies, there was definite evidence of economic recovery. The combination of post September 11th economic activity, infusions of government spending and unseasonably warm weather helped jumpstart the economy during the first quarter. Jobless claims moderated to levels that suggested that the labor market was no longer contracting, manufacturing activity increased slightly and consumer spending and housing activity remained stable, helping the economy achieve a 5.8% growth rate for the quarter. U.S. economic recovery helped boost global growth, but to a lesser extent than in the U.S. The U.K.'s economy expanded by 0.1% during the first quarter while economic activity in Europe and Canada remained stable. The Japanese economy remained weak.

   Global bond markets trended lower through most of the first quarter amid growing prospects for imminent interest rate hikes by central banks. In the U.S., interest rates rose towards the end of the quarter in response to stronger than expected economic data and indications that the Federal Reserve (the 'Fed') would lean towards increasing rates in the near future. The Fed kept rates unchanged at 1.75% during its two meetings this quarter, a marked change from the eleven rate decreases in 2001. Additionally, the Fed shifted its perception of the economy's 'balance of risks' from 'economic weakness' to 'balanced' during the March 19th meeting. This reinforced comments made by Alan Greenspan, the Fed's Chairman, during his congressional testimony where he stated that recent evidence suggests an economic expansion is under way. European and Australian interest rate instruments fell amid indications that the global recession is showing signs of abatement. Conversely, Japanese interest rates declined as a result of weak economic data in Japan despite the short-term rise in the stock market.

   Equity indices began the quarter choppily due to a continuing weak economy and concerns about balance sheet reporting and accounting irregularities. Stock markets climbed towards mid-quarter as a result of positive data and hopes of an economic recovery. U.S. stock markets moved upward as a result of Fed Chairman Alan Greenspan's testimony to Congress that economic expansion was well under way. Despite continued weakness in the Japanese economy, the Nikkei rallied in March to its highest level since August.

   In foreign exchange markets, the U.S. dollar remained strong against most major foreign currencies as the U.S. economy exhibited signs of recovery. The Japanese yen started the quarter down against the U.S. dollar, but rose towards quarter-end as a result of a rally in the Japanese stock market and investors repatriating capital in anticipation of Japan's March 31st fiscal year-end. Most European currencies and the euro were weak early in the quarter but rallied in March amid hopes of an economic recovery.

   Energy markets were volatile at the beginning of the quarter but rose toward quarter-end as the escalating conflict in the Middle East prompted fears of an interruption in supplies. This, together with hopes for increased U.S. energy demand due to a recovering economy, reinforced the normal seasonal upward pressure on energy prices. In particular, crude oil reached a six-month high at the end of the quarter as the conflict in the Middle East gained momentum. Expectations for colder March weather, together with concerns regarding the safety of nuclear power plants, helped drive prices higher.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Currencies (-): Japanese yen/U.S. dollar cross-rate positions incurred losses as the yen was bolstered by the repatriation of capital in anticipation of Japan's March 31st fiscal year-end. Swiss franc/U.S. dollar, euro/U.S. dollar and British pound/U.S. dollar cross-rate positions resulted in losses for the Trust as the U.S. dollar rallied on positive economic news.

   Stock indices (-): Short positions in the Nikkei Dow, London FTSE and Euro DAX resulted in losses as equity indices rose amid optimism regarding an economic recovery.

   Interest rates (-): Global bond markets fell on speculation of economic growth and news in March that the U.S. Federal Reserve shifted their view on the economy from weak to neutral. Long positions in U.S. and European bonds incurred losses.

   Softs (-): Long positions in sugar resulted in losses as prices fell on news that the Brazilian sugar crop would be larger than expected.

   Energies (+): Energy prices rose as the conflict in the Middle East intensified resulting in gains for long crude oil, heating oil and natural gas positions.

   Metals (+): Precious metals rallied due to uncertainty in world economic markets, conflict in the Middle East and the desire of Japanese investors to hold gold due to weakness in the Japanese economy. Long gold positions resulted in gains. Base metals climbed as global economic activity showed signs of recovery. Long positions in copper and nickel resulted in gains.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased approximately $280,000 for the three months ended March 31, 2002 compared to the corresponding period in 2001. This decrease was due to lower interest rates during the first quarter of 2002 versus 2001. Additionally net assets were lower as a result of redemptions and weak trading performance during 2001 through the first quarter of 2002.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions for the three months ended March 31, 2002 decreased approximately $107,000 compared to the corresponding period in 2001. This decrease was primarily due to lower monthly net asset values as a result of redemptions, and weak trading performance during 2001 through the first quarter of 2002.

   All trading decisions for the Trust are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2002 decreased approximately $37,000 compared to the corresponding period in 2001 for the same reasons commissions decreased as previously discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Manager. No incentive fees were generated during the three months ended March 31, 2002 and 2001.

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Barbara J. Brooks                    Date: May 14, 2002
     ----------------------------------------
     Barbara J. Brooks
     Chief Financial Officer