Form 10-Q
period 2002-06-30
DIVERSIFIED FUTURES TRUST I
filed 2002-08-14
CIK 926805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2002

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          2002             2001
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $22,409,603     $23,096,296
Net unrealized gain (loss) on open futures contracts                       886,841         (80,717)
Net unrealized gain on open forward contracts                            2,903,201       1,281,566
                                                                       -----------     ------------
Net equity                                                              26,199,645      24,297,145
Other receivables                                                            6,943           4,852
                                                                       -----------     ------------
Total assets                                                           $26,206,588     $24,301,997
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 1,615,508     $   591,415
Incentive fees payable                                                      64,560              --
Management fees payable                                                     43,678          40,503
                                                                       -----------     ------------
Total liabilities                                                        1,723,746         631,918
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (112,500.619 and 128,587.499 interests
  outstanding)                                                          24,237,879      23,433,353
General interests (1,137 and 1,299 interests outstanding)                  244,963         236,726
                                                                       -----------     ------------
Total trust capital                                                     24,482,842      23,670,079
                                                                       -----------     ------------
Total liabilities and trust capital                                    $26,206,588     $24,301,997
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $    215.45     $    182.24
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                       CONDENSED SCHEDULES OF INVESTMENTS

                                                  June 30, 2002                     December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Interest rates                                             $  995,129                          $   20,022
  Stock Indices                                                      --                             (18,901)
  Commodities                                                   (35,307)                           (194,643)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased               3.92%            959,822           (0.82)%          (193,522)
                                                           --------------                      --------------
Futures contracts sold:
  Interest rates                                                     --                             241,725
  Stock indices                                                  41,066                                  --
  Commodities                                                  (114,047)                           (128,920)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                    (.30)%           (72,981)           0.48%            112,805
                                            -------        --------------        ------        --------------
Net unrealized gain (loss) on futures
  contracts                                    3.62%         $  886,841           (0.34)%        $  (80,717)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Forward currency contracts purchased:
  Euro/U.S. dollar--crossrate                  6.47%          1,584,206              --                  --
                                            -------        --------------        ------        --------------
  Other                                        6.09           1,490,358            0.01%              2,425
                                            -------        --------------        ------        --------------
     Net unrealized gain on forward
     contracts purchased                      12.56          $3,074,564            0.01%         $    2,425
                                            -------        --------------        ------        --------------
Forward currency contracts sold:
  Japanese yen/U.S. dollar--crossrates             %                 --            6.01%          1,423,296
  Other                                        (.70)           (171,363)          (0.61)%          (144,155)
                                            -------        --------------        ------        --------------
     Net unrealized gain (loss) on
     forward contracts sold                    (.70)%          (171,363)           5.40%          1,279,141
                                            -------        --------------        ------        --------------
Net unrealized gain on forward
  contracts                                   11.86%         $2,903,201            5.41%         $1,281,566
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                                 .30%         $   73,110            0.10%         $   24,354
  Euro                                         1.47%            360,663            1.23%            291,620
  Japanese yen                                 1.09%            266,590           (0.36)%           (84,540)
  Canadian dollar                               .01%              3,663            0.11%             26,431
  Australian dollar                            (.05)%           (11,797)           0.16%             36,474
  U.S. dollar                                   .80%            194,612           (1.58)%          (375,056)
                                            -------        --------------        ------        --------------
     Total                                     3.62%         $  886,841           (0.34)%        $  (80,717)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Settlement Currency--Forward Contracts
     U.S. dollar                              11.86          $2,903,201            5.41%         $1,281,566
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Six months ended              Three months ended
                                                      June 30,                       June 30,
                                             ---------------------------    ---------------------------
                                                2002            2001           2002            2001
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                               $ 2,184,447     $ 5,374,481    $ 3,026,569     $  (897,668)
Change in net unrealized gain/loss on open
  commodity positions                          2,589,193      (5,149,593)     3,693,665      (2,221,820)
Interest income                                  229,860         702,831        110,380         303,415
                                             -----------     -----------    -----------     -----------
                                               5,003,500         927,719      6,830,614      (2,816,073)
                                             -----------     -----------    -----------     -----------
EXPENSES
Commissions                                      850,738       1,117,862        397,838         557,556
Management fees                                  226,498         288,163        113,389         138,262
Incentive fees                                    64,560              --         64,560              --
                                             -----------     -----------    -----------     -----------
                                               1,141,796       1,406,025        575,787         695,818
                                             -----------     -----------    -----------     -----------
Net income (loss)                            $ 3,861,704     $  (478,306)   $ 6,254,827     $(3,511,891)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                            $ 3,823,057     $  (473,530)   $ 6,192,246     $(3,476,771)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
General interests                            $    38,647     $    (4,776)   $    62,581     $   (35,120)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest               $     30.77     $     (3.22)   $     51.63     $    (24.37)
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
Weighted average number of limited and
  general interests outstanding                  125,511         148,627        121,136         144,094
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------

-------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001            129,886.499     $23,433,353     $236,726      $23,670,079
Net gain                                             --       3,823,057       38,647        3,861,704
Redemptions                                 (16,248.880)     (3,018,531)     (30,410 )     (3,048,941)
                                           ------------     -----------     ---------     -----------
Trust capital--June 30, 2002                113,637.619     $24,237,879     $244,963      $24,482,842
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------

-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Diversified Futures Trust I (the 'Trust') as of June 30, 2002 and the results of its operations for the six and three months ended June 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   The costs charged to the Trust for brokerage services for the six months ended June 30, 2002 and 2001 were $850,738 and $1,117,862, respectively, and for the three months ended June 30, 2002 and 2001 were $397,838 and $557,556, respectively.

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

   As of June 30, 2002, a non-U.S. affiliate of the Managing Owner owned 578.511 limited interests of the Trust.

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

Credit Risk

   When entering into futures or forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to the Trust's forward transactions is PSI, the Trust's commodity broker. The Trust has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Trust's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of the Trust's contracts may result in greater loss than nonperformance on all of the Trust's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

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

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At June 30, 2002, such segregated assets totalled $11,410,382.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading, which totalled $11,886,062 at June 30, 2002. There are no segregation requirements for assets related to forward trading.

   As of June 30, 2002, the Trust's open futures and forward contracts mature within one year.

D. Financial Highlights

                                                          Six Months Ended       Three Months Ended
                                                              June 30,                June 30,
                                                         -------------------     -------------------
                                                          2002        2001        2002        2001
Performance per Interest
  Net asset value, beginning of period                   $182.24     $190.97     $163.81     $210.78
                                                         -------     -------     -------     -------
  Net realized gain (loss) and change in net
     unrealized gain/loss on commodity transactions        40.49         .19       55.48      (21.65)
  Interest income                                           1.83        4.71         .91        2.10
  Expenses                                                 (9.11)      (9.47)      (4.75)      (4.83)
                                                         -------     -------     -------     -------
  Net increase (decrease) for the period                   33.21       (4.57)      51.64      (24.38)
                                                         -------     -------     -------     -------
  Net asset value, end of period                         $215.45     $186.40     $215.45     $186.40
                                                         -------     -------     -------     -------
                                                         -------     -------     -------     -------
Total return                                               18.22%      (2.39)%     31.52%     (11.57)%
Ratio to average net assets (annualized)
  Interest income                                           2.10%       4.90%       2.05%       4.34%
  Expenses, including .59% and 1.20% of incentive fees
     for the six and three months ended June 30, 2002,
     respectively                                          10.43%       9.80%      10.67%       9.96%

   These financial highlights represent the overall results of the Trust during the six and three month periods ended June 30, 2002 and 2001, respectively. An individual interest holder's actual results may differ depending on the timing of redemptions.

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any calendar quarter at the then current NAV per Interest. Redemptions of limited interests and general interests for the six months ended June 30, 2002 were $3,018,531 and $30,410, respectively; and for the three months ended June 30, 2002 were $1,599,349 and $16,159 respectively. Redemptions of limited interests and general interests from the commencement of operations, January 5, 1995, to June 30, 2002 totalled $74,031,935 and $617,842, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 30, 2002, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

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

Results of Operations

   The net asset value per Interest as of June 30, 2002 was 215.45, an increase of 18.22% from the December 31, 2001 net asset value per Interest of $182.24, and an increase of 31.52% from the March 31, 2002 net asset value per interest of $163.81. Past performance is not necessarily indicative of future results.

   The Trust's gross trading gains/(losses) were $4,774,000 and $6,720,000 during the six and three months ended June 30, 2002 compared to $225,000 and $(3,119,000) for the corresponding periods in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   Despite reports by the Federal Reserve Board (the 'Fed') indicating that overall economic activity expanded at a moderate pace during the second quarter of 2002, investor sentiment remained bleak. Most major U.S. equity indices reached new lows as investor confidence worldwide was battered by reports of corporate leadership misconduct and accounting irregularities. Continued uncertainty in the Middle East and weaker than expected second quarter corporate earnings added to investor uncertainty. The U.S. dollar fell against most major foreign currencies during the quarter, while the price of interest rate instruments rose. In the U.S., residential real estate markets generally remained robust, but weakness persisted in most commercial markets. Retail sales were generally flat and labor markets remained weak. Consumer spending and manufacturing activity, which helped boost U.S. economic growth in previous quarters, remained stagnant at a relatively high level. Additionally, continued softness in the labor markets helped weaken consumer confidence. European and Asian economic activity mirrored that of the U.S., but to a lesser extent.

   Global equity markets moved sharply lower throughout the quarter as investor confidence collapsed in response to concerns about accounting transparency at some firms, heightened tension in the Middle East, and decreased corporate sales and profits. This resulted in investors re-evaluating their outlook for a near-term economic recovery. In the U.S., concerns that unannounced accounting problems will eliminate expected corporate profits continued to keep equity markets down. At quarter-end, the year-to-date returns for the S&P 500, the NASDAQ and the London FTSE were -14%, -25% and -10.75%, respectively.

   In bond markets, prices rose as interest rates fell in the U.S. on concerns regarding a weak economic recovery and declines in the equity markets. Additionally, declining equity markets led investors to switch allocations from equity markets to fixed income markets, which are perceived as the current safe haven for wealth. The Fed left interest rates unchanged at 1.75% in its two meetings this quarter, declaring that its economic outlook for the near future remained 'uncertain'. Other central banks, including the European Central Bank and the Bank of Japan, generally followed the lead of the Fed leaving rates unchanged and foreign bond markets rose as well.

   In foreign exchange markets, the U.S. dollar moved sharply lower against most major currencies throughout the quarter, falling to new lows against some currencies. Weak U.S. economic growth in relation to other economies and concerns regarding accounting irregularities in major U.S. corporations drove the dollar downward. Additionally, the decline in U.S. equity markets and investor confidence decreased the desire to hold U.S. assets driving the U.S. dollar lower against the euro, British pound, Swiss franc and Japanese yen.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. Gold prices reversed at quarter-end as a result of profit taking by traders and sentiment that the U.S. dollar would be supported by U.S. and Japanese central banks.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Currencies (+): Long Japanese yen/U.S. dollar, British pound/U.S. dollar, euro/U.S. dollar, Swiss franc/U.S. dollar and Australian dollar/U.S. dollar cross-rate positions resulted in gains as a weak U.S. economy and falling equity markets caused the U.S. dollar to fall.

   Interest rates (+): Global bond markets rose as interest rates declined during the quarter in response to poor equity market performance. Long positions in Japanese and European bonds resulted in gains.

   Indices (+): Short positions in the London FTSE, NASDAQ and Euro DAX resulted in gains as equity indices fell amid concerns regarding U.S. economic recovery, accounting irregularities and weaker than expected corporate earnings.

   Energies (-): Energy prices declined amid increased U.S. inventory suggesting ample supply for the summer season and anticipation that Russia would discontinue output restrictions. Long crude, natural gas and heating oil positions incurred losses.

   Metals (-): Short aluminum positions incurred losses at the start of the quarter as industrial metals rallied in anticipation of a U.S. economic recovery. Short copper positions incurred losses as copper rallied due to supply cutbacks initiated by some producers.

   Softs (-): Long sugar positions resulted in losses as prices fell in anticipation of increasing global sugar supplies. Decreased Vietnamese exports and increased demand resulted in losses for short coffee positions.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased approximately $473,000 and $193,000 for the six and three months ended June 30, 2002 compared to the corresponding periods in 2001. These decreases were due to lower interest rates during the first six months of 2002 versus 2001. Additionally net assets were lower as a result of redemptions and weak trading performance during 2001 through the first quarter of 2002 offset, in part by strong trading performance during the second quarter of 2002.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions for the six and three months ended June 30, 2002 decreased approximately $267,000 and $160,000 compared to the corresponding periods in 2001. These decreases were primarily due to lower monthly net asset values as a result of redemptions, and weak trading performance during 2001 through the first quarter of 2002 offset, in part by strong trading performance during the second quarter of 2002.

   All trading decisions for the Trust are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the six and three months ended June 30, 2002 decreased approximately $62,000 and $25,000 compared to the corresponding periods in 2001 for the same reasons commissions decreased as previously discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Manager. An incentive fee of approximately $65,000 was generated during the six and three months ended June 30, 2002, as a result of strong trading performance during the second quarter of 2002. No incentive fees were generated during the six and three months ended June 30, 2001.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective May 2002, Steven Weinreb was elected by the Board of Directors of Prudential Securities Futures Management Inc. as Chief Financial Officer replacing Barbara Brooks.

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

          4.3-- Request for Redemption (incorporated by reference to Exhibit D to the Registrant's Registration Statement on Form S-1, File No. 33-81534)

         99.1-- Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: August 14, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer