Form 10-Q
period 2002-09-30
DIVERSIFIED FUTURES TRUST I
filed 2002-11-14
CIK 926805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2002

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check CK whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No _CK_

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)

                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2002              2001
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $27,516,812      $23,096,296
Net unrealized gain (loss) on open futures contracts                     2,357,444          (80,717 )
Net unrealized gain on open forward contracts                                   --        1,281,566
                                                                      -------------     ------------
Net equity                                                              29,874,256       24,297,145
Other receivables                                                            4,236            4,852
                                                                      -------------     ------------
Total assets                                                           $29,878,492      $24,301,997
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 1,057,659      $   591,415
Net unrealized loss on open forward contracts                              181,537               --
Incentive fees payable                                                   1,005,203               --
Management fees payable                                                     49,495           40,503
                                                                      -------------     ------------
Total liabilities                                                        2,293,894          631,918
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (108,346.392 and 128,587.499 interests
  outstanding)                                                          27,308,604       23,433,353
General interests (1,095 and 1,299 interests outstanding)                  275,994          236,726
                                                                      -------------     ------------
Total trust capital                                                     27,584,598       23,670,079
                                                                      -------------     ------------
Total liabilities and trust capital                                    $29,878,492      $24,301,997
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    252.05      $    182.24
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)

                       CONDENSED SCHEDULES OF INVESTMENTS

                                                September 30, 2002                  December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Interest rates                                             $1,773,493                          $   20,022
  Stock Indices                                                      --                             (18,901)
  Commodities                                                    (2,775)                           (194,643)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased               6.42%          1,770,718           (0.82)%          (193,522)
                                                           --------------                      --------------
Futures contracts sold:
  Interest rates                                                     --                             241,725
  Stock indices                                                 411,926                                  --
  Commodities                                                   174,800                            (128,920)
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts sold                            2.13%            586,726            0.48%            112,805
                                            -------        --------------        ------        --------------
Net unrealized gain (loss) on futures
  contracts                                    8.55%         $2,357,444           (0.34)%        $  (80,717)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Forward currency contracts purchased:
     Net unrealized gain on forward
     contracts purchased                        .49%         $  134,766            0.01%         $    2,425
                                            -------        --------------        ------        --------------
Forward currency contracts sold:
  Japanese yen/U.S. dollar--crossrates          .14%             39,022            6.01%          1,423,296
  Other                                       (1.29)%          (355,325)          (0.61)%          (144,155)
                                            -------        --------------        ------        --------------
     Net unrealized gain (loss) on
     forward contracts sold                   (1.15)%          (316,303)           5.40%          1,279,141
                                            -------        --------------        ------        --------------
Net unrealized gain (loss) on forward
  contracts                                    (.66)%        $ (181,537)           5.41%         $1,281,566
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                                1.08%         $  297,972            0.10%         $   24,354
  Euro                                         3.47%            956,681            1.23%            291,620
  Japanese yen                                 (.08)%           (22,093)          (0.36)%           (84,540)
  Canadian dollar                               .04%             10,479            0.11%             26,431
  Australian dollar                             .34%             93,165            0.16%             36,474
  U.S. dollar                                  3.70%          1,021,240           (1.58)%          (375,056)
                                            -------        --------------        ------        --------------
     Total                                     8.55%         $2,357,444           (0.34)%        $  (80,717)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Settlement Currency--Forward Contracts
     U.S. dollar                               (.66)%        $ (181,537)           5.41%         $1,281,566
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine months ended             Three months ended
                                                    September 30,                 September 30,
                                             ---------------------------    --------------------------
                                                2002            2001           2002            2001
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                               $ 9,465,912     $ 6,477,906    $ 7,281,465     $1,103,425
Change in net unrealized gain/loss on open
  commodity positions                            975,058      (4,365,129)    (1,614,135)       784,464
Interest income                                  368,462         947,547        138,602        244,716
                                             -----------     -----------    -----------     ----------
                                              10,809,432       3,060,324      5,805,932      2,132,605
                                             -----------     -----------    -----------     ----------
EXPENSES
Commissions                                    1,352,132       1,612,254        501,394        494,392
Management fees                                  366,418         418,479        139,920        130,316
Incentive fees                                 1,069,763              --      1,005,203             --
                                             -----------     -----------    -----------     ----------
                                               2,788,313       2,030,733      1,646,517        624,708
                                             -----------     -----------    -----------     ----------
Net income                                   $ 8,021,119     $ 1,029,591    $ 4,159,415     $1,507,897
                                             -----------     -----------    -----------     ----------
                                             -----------     -----------    -----------     ----------
ALLOCATION OF NET INCOME
Limited interests                            $ 7,940,855     $ 1,019,285    $ 4,117,798     $1,492,815
                                             -----------     -----------    -----------     ----------
                                             -----------     -----------    -----------     ----------
General interests                            $    80,264     $    10,306    $    41,617     $   15,082
                                             -----------     -----------    -----------     ----------
                                             -----------     -----------    -----------     ----------
NET INCOME PER WEIGHTED AVERAGE LIMITED
  AND GENERAL INTEREST
Net income per weighted average limited
  and general interest                       $     65.99     $      7.10    $     36.60     $    10.95
                                             -----------     -----------    -----------     ----------
                                             -----------     -----------    -----------     ----------
Weighted average number of limited and
  general interests outstanding                  121,553         144,974        113,638        137,669
                                             -----------     -----------    -----------     ----------
                                             -----------     -----------    -----------     ----------

------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001            129,886.499     $23,433,353     $236,726      $23,670,079
Net income                                           --       7,940,855       80,264        8,021,119
Redemptions                                 (20,445.107)     (4,065,604)     (40,996 )     (4,106,600)
                                           ------------     -----------     ---------     -----------
Trust capital--September 30, 2002           109,441.392     $27,308,604     $275,994      $27,584,598
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------

-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Diversified Futures Trust I (the 'Trust') as of September 30, 2002 and December 31, 2001 and the results of its operations for the nine and three months ended September 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   The costs charged to the Trust for brokerage services for the nine months ended September 30, 2002 and 2001 were $1,352,132 and $1,612,254, respectively, and for the three months ended September 30, 2002 and 2001 were $501,394 and $494,392, respectively.

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

   As of September 30, 2002, a non-U.S. affiliate of the Managing Owner owned
222.005 limited interests of the Trust.

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

Credit Risk

   When entering into futures or forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to the Trust's forward transactions is PSI, the Trust's commodity broker. The Trust has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance on all of the Trust's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of the Trust's contracts may result in greater loss than nonperformance on all of the Trust's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

   The Managing Owner attempts to minimize both credit and market risks by requiring the Trust and its trading manager to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Trust, the Managing Owner and the trading manager, the Trust shall automatically terminate the trading manager if the net asset value allocated to the trading manager declines by 33 1/3% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Amended and Restated Declaration of Trust and Trust Agreement provides that the Trust will liquidate its positions, and eventually dissolve, if the Trust experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for contributions, distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Trust.

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not permitted to commingle such assets with other assets of PSI. At September 30, 2002, such segregated assets totalled $11,577,870. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading, which totalled $18,296,386 at September 30, 2002. There are no segregation requirements for assets related to forward trading.

   As of September 30, 2002, the Trust's open futures and forward contracts mature within one year.

D. Financial Highlights

                                                          Nine Months Ended      Three Months Ended
                                                            September 30,           September 30,
                                                         -------------------     -------------------
                                                          2002        2001        2002        2001
Performance per Interest
  Net asset value, beginning of period                   $182.24     $190.97     $215.45     $186.40
                                                         -------     -------     -------     -------
  Net realized gain and change in net unrealized
     gain/loss on commodity transactions                   90.36       13.90       49.87       13.71
  Interest income                                           3.05        6.49        1.22        1.78
  Expenses                                                (23.60)     (14.00)     (14.49)      (4.53)
                                                         -------     -------     -------     -------
  Net increase (decrease) for the period                   69.81        6.39       36.60       10.96
                                                         -------     -------     -------     -------
  Net asset value, end of period                         $252.05     $197.36     $252.05     $197.36
                                                         -------     -------     -------     -------
                                                         -------     -------     -------     -------
Total return                                               38.31%       3.35%      16.99%       5.88%
Ratio to average net assets (annualized)
  Interest income                                           2.09%       4.56%       2.08%       3.76%
  Expenses, including 6.08% and 15.10% of incentive
     fees for the nine and three months ended
     September 30, 2002, respectively                      15.84%       9.77%      24.73%       9.59%

   These financial highlights represent the overall results of the Trust during the nine and three month periods ended September 30, 2002 and 2001, respectively. An individual interest holder's actual results may differ depending on the timing of redemptions.

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last day of any calendar quarter at the then current NAV per Interest. Redemptions of limited interests and general interests for the nine months ended September 30, 2002 were $4,065,604 and $40,996, respectively; and for the three months ended September 30, 2002 were $1,047,073 and $10,586 respectively. Redemptions of limited interests and general interests from the commencement of operations, January 5, 1995, to September 30, 2002 totalled $75,079,008 and $628,428, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 30, 2002, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

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

Results of Operations

   The net asset value per Interest as of September 30, 2002 was $252.05, an increase of 38.31% from the December 31, 2001 net asset value per Interest of $182.24, and an increase of 16.99% from the June 30, 2002 net asset value per interest of $215.45. Past performance is not necessarily indicative of future results.

   The Trust's trading gains before commissions were $10,441,000 and $5,667,000 during the nine and three months ended September 30, 2002 compared to $2,113,000 and $1,888,000 for the corresponding periods in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   Throughout the third quarter of 2002, household wealth continued to decrease as the result of pervasive declines in global equity markets and uncertainty regarding worldwide economies. As a result, U.S. consumer spending, which helped boost U.S. economic growth in the past, was adversely impacted. Additionally, the higher cost of equity capital, heightened degree of risk aversion and uncertainty regarding debt and equity markets further inhibited consumer and business investment worldwide. In the U.S., decreasing wealth stemming from losses on equities were offset, in part, by continuing increases in home equity values. Low mortgage interest rates remained a key factor in sustaining the housing market at a relatively elevated level. Fears of slowing global economies resulted in major declines in long-term interest rates and bond markets surged. Foreign economies followed the lead of the U.S. with persistent weakness evident in European, Asian and Latin American economies, particularly in Japan and Brazil.

   In the interest rate sector, negative economic news throughout the quarter coupled with significant downturns in world equity markets and disappointing corporate profits caused a flight to quality into bond markets around the world. The U.S. Federal Reserve Bank left interest rates unchanged at 1.75% in its two meetings this quarter, switching its economic outlook for the near future from 'uncertain' to a bias toward 'economic weakness'. The European Central Bank left short-term interest rates unchanged as well. The Japanese bond market was particularly strong as the Japanese economy continued to struggle with recession and investors fled to bonds for safety.

   The S&P 500 fell 17.63%, the Dow Jones Industrial Average decreased 17.87% and the London FTSE dropped 20.07% for the quarter as investor confidence collapsed in response to continued concerns about accounting transparency, government investigations, heightened tension in the Middle East, and decreased corporate sales and profits. In Japan, the Nikkei Index hit new lows as the economy continued to struggle with structural problems and the Japanese government prepared new fiscal policy initiatives.

   In foreign exchange markets, the U.S. dollar began the quarter down against many foreign currencies, but reversed its trend towards quarter-end. The euro surpassed parity with the U.S. dollar early in the quarter as investors' desire for U.S. assets decreased, but ended the quarter lower. The British pound rose against the U.S. dollar early in the quarter amid perceived strength in the British economy, while the Japanese yen weakened as worries regarding the Japanese economy persisted.

   Energy markets continued their upward climb as fears of impending war with Iraq pushed crude oil prices up significantly. Crude oil rose from the low $20's per barrel earlier in the year to approximately $30 a barrel at quarter-end.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. In commodities markets, drought in the Mid-Western United States drove price increases in corn, wheat and soybean markets. Cocoa prices soared as supply deficits and violence in the Ivory Coast pushed the markets to sixteen-year highs.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Interest rates (+): Interest rate instruments rose throughout the quarter in response to weak economies and poor equity market performance worldwide. Long positions in U.S., European, British and Japanese bonds resulted in gains.

   Indices (+): Short positions in the Nikkei Dow, London FTSE, NASDAQ and Euro DAX resulted in gains as weak economic data and disappointing earning reports pressed global equity markets downward throughout the quarter.

   Energies (+): Energy prices rallied amid speculation of imminent war with Iraq, low crude oil stock in the U.S. and seasonal demand pressure. Long crude oil, heating oil and natural gas positions resulted in gains.

   Grains (+): Drought conditions in the Mid-Western United States drove corn, wheat and soybean prices higher resulting in gains for long positions.

   Currencies (-): The U.S. dollar reversed its downward trend against many foreign currencies toward quarter-end resulting in losses for long Swiss franc/U.S. dollar, Japanese yen/U.S. dollar, British pound/U.S. dollar and euro/U.S. dollar cross-rate positions.

   Metals (-): Short gold and silver positions incurred losses as precious metal prices rose in response to uncertainty in the Middle East and the weak global economy.

   Softs (-): Coffee prices rose as frosts threatened the Brazilian crop resulting in losses for short positions.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased $579,000 and $106,000 for the nine and three months ended September 30, 2002 compared to the corresponding periods in 2001. These decreases were due to lower interest rates during the first nine months of 2002 versus 2001. Additionally net assets were lower as a result of redemptions and weak trading performance during 2001 through the first quarter of 2002 offset, in part by strong trading performance during the second and third quarters of 2002.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions for the nine and three months ended September 30, 2002 decreased $260,000 and increased $7,000, respectively, compared to the corresponding periods in 2001. The decrease for the nine months ended 2002 versus 2001 was due to lower monthly net asset values as a result of redemptions, and weak trading performance during 2001 through the first quarter of 2002. The increase for the three months ended September 30, 2002 versus 2001 was due to strong trading performance during the second and third quarters of 2002.

   All trading decisions for the Trust are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the nine and three months ended September 30, 2002 decreased approximately $52,000 and increased $10,000, respectively, compared to the corresponding periods in 2001 for the same reasons commissions decreased and increased as previously discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Manager. Incentive fees of approximately $1,070,000 and $1,005,000 were incurred during the nine and three months ended September 30, 2002, as a result of strong trading performance during the second and third quarters of 2002. No incentive fees were incurred for the nine and three months ended September 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   No material changes exist between the period covered by this report and the Registrant's most recent fiscal year end. Therefore, pursuant to Item 305(c) of Regulation S-K, additional information regarding quantitative and qualitative disclosures about market risk is not required.

ITEM 4. CONTROLS AND PROCEDURES

   Within the 90 days prior to the date of this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's Chief Executive Officer and Chief Financial Officer concluded that the Trust's disclosure controls and procedures are effective. There were no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: November 14, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer


                                 CERTIFICATIONS

I, Eleanor L. Thomas, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Diversified Futures Trust I (the 'Trust');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;

   4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Trust and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Trust's other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust's auditors and the board of directors of the managing owner of the Trust:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust's ability to record, process, summarize and report financial data and have identified for the Trust's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

   6. The Trust's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002               /s/ Eleanor L. Thomas
                                       --------------------------------------
                                       Eleanor L. Thomas
                                       President (chief executive officer)
                                        of the managing owner of the Trust

I, Steven Weinreb, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Diversified Futures Trust I (the 'Trust');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;

   4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Trust and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Trust's other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust's auditors and the board of directors of the managing owner of the Trust:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust's ability to record, process, summarize and report financial data and have identified for the Trust's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

   6. The Trust's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002               /s/ Steven Weinreb
                                       --------------------------------------
                                       Steven Weinreb
                                       Chief Financial Officer
                                        of the managing owner of the Trust