Form 10-K
period 2002-12-31
DIVERSIFIED FUTURES TRUST I
filed 2003-03-28
CIK 926805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-26004

                          DIVERSIFIED FUTURES TRUST I
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                         13-3780260
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
or organization)                                No.)

One New York Plaza, 13th Floor, New York, New York              10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:

                                  None
-----------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                             Limited Interests
-----------------------------------------------------------------------------
                             (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [CK]

   Indicate by check CK whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No _CK

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to Interest holders for the year ended December 31, 2002 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                              Index to exhibits can be found on pages 12 and 13.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4


PART II
Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     5
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................     5
Item  8    Financial Statements and Supplementary Data......................................     8
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     9

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     9
Item 11    Executive Compensation...........................................................    10
Item 12    Security Ownership of Certain Beneficial Owners and Management...................    10
Item 13    Certain Relationships and Related Transactions...................................    11
Item 14    Controls and Procedures..........................................................    11

PART IV
Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................    12
           Financial Statements and Financial Statement Schedules...........................    12
           Exhibits.........................................................................    12
           Reports on Form 8-K..............................................................    13

SIGNATURES..................................................................................    14

CERTIFICATIONS..............................................................................    15

                                     PART I

Item 1. Business

General

   Diversified Futures Trust I (the 'Registrant'), a Delaware Business Trust, was organized under the Delaware Statutory Trust Act on May 18, 1994 and will terminate on December 31, 2014 unless terminated sooner under the provisions of the Amended and Restated Declaration of Trust and Trust Agreement (the 'Trust Agreement'). The Registrant's trustee is Wilmington Trust Company. The Registrant was formed to engage in the speculative trading of commodity futures and forward contracts. The Registrant's fiscal year for book and tax purposes ends on December 31.

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

The Trading Managers

   Since inception through January 21, 2003, trading decisions for the Registrant were made by John W. Henry & Company, Inc. (the 'Initial Trading Manager'), an independent commodity trading manager which managed 100% of the Registrant's assets pursuant to four trading programs developed by the Initial Trading Manager. Prudential Securities Futures Management Inc., (the 'Managing Owner'), decided to pursue a diversified multi-manager approach for the Registrant. To implement the change from a single- to a multi-manager strategy, the Registrant's advisory agreement with the Initial Trading Manager was terminated effective January 21, 2003. Three new trading managers and programs have been selected to manage the Registrant's assets. On February 3, 2003, the Managing Owner and the Registrant entered into an advisory agreement with Appleton Capital Management Ltd. ('Appleton') to manage approximately 20% of the Registrant's assets. On February 7, 2003 the Managing Owner and the Registrant entered into an advisory agreement with Graham Capital Management, L.P. ('Graham') to manage approximately 40% of the Registrant's assets. Lastly, on February 14, 2003, the Managing Owner and the Registrant entered into an advisory agreement with Aspect Capital Limited ('Aspect') to manage approximately 40% of the Registrant's assets. The managing owner retains the authority to override trading instructions that violate the Registrant's trading policies.

Managing Owner and its Affiliates

   The Managing Owner of the Registrant is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is an indirect wholly owned subsidiary of Prudential Financial, Inc. ('Prudential'). PSI is the selling agent for the Registrant as well as its commodity broker. In February 2003, Prudential and Wachovia Corp. ('Wachovia') announced an agreement to combine each company's respective retail securities brokerage and clearing operations within a new firm, which will be headquartered in Richmond, Virginia. Under the agreement, Prudential will have a 38% ownership interest in the new firm and Wachovia will own 62%. The transaction, which includes the securities brokerage, securities clearing, and debt capital markets operations of PSI, but does not include the equity sales, trading and research operations or commodity brokerage and derivative operations of PSI, is anticipated to close in the third quarter of 2003. The Managing Owner, as well as the commodity broker, will continue to be indirect wholly-owned subsidiaries of Prudential.

   The Managing Owner is required to maintain at least a 1% interest in the Registrant so long as it is acting as the Registrant's Managing Owner.

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement as further discussed in Notes A, C and D to the Registrant's financial statements included in its annual report to limited owners for the year ended December 31, 2002 ('Registrant's 2002 Annual Report') which is filed as an exhibit hereto.

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

   As of March 21, 2003, there were 947 holders of record owning 105,456.272 Interests which include 1,055 General Interests.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 11 of the Registrant's 2002 Annual Report which is filed as an exhibit hereto.

                                                                 Year Ended December 31,
                                         -----------------------------------------------------------------------
                                            2002           2001           2000           1999           1998
                                         -----------    -----------    -----------    -----------    -----------
Total revenues (including interest)      $ 8,311,237    $ 1,660,182    $ 5,018,473    $  (419,704)   $ 9,529,178
                                         -----------    -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------    -----------
Net income (loss)                        $ 4,908,863    $  (983,252)   $ 1,449,003    $(6,995,874)   $ 2,340,736
                                         -----------    -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------    -----------
Net income (loss) per weighted average
  Interest                               $     41.42    $     (6.92)   $      7.27    $    (25.53)   $      7.09
                                         -----------    -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------    -----------
Total assets                             $24,513,197    $24,301,997    $32,282,820    $44,792,832    $61,889,081
                                         -----------    -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------    -----------
Net asset value per Interest             $    223.61    $    182.24    $    190.97    $    173.82    $    200.91
                                         -----------    -----------    -----------    -----------    -----------
                                         -----------    -----------    -----------    -----------    -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 12 through 14 of the Registrant's 2002 Annual Report which is filed as an exhibit hereto.

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

   Standard of Materiality
   -----------------------

   Materiality as used in this section, 'Quantitative and Qualitative Disclosures About Market Risk,' is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Registrant's market sensitive instruments.

Quantifying The Registrant's Trading Value at Risk

   Quantitative Forward-Looking Statements
   ---------------------------------------
   The following quantitative disclosures regarding the Registrant's market risk exposures contain 'forward-looking statements' within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).

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

The Registrant's Trading Value at Risk in Different Market Sectors

   The following tables indicate the trading Value at Risk associated with the Registrant's open positions by market sector at December 31, 2002 and 2001. All open position trading risk exposures of the Registrant have been included in calculating the figures set forth below. At December 31, 2002 and 2001, the Registrant's total capitalization was approximately $23.6 million and $23.7 million, respectively.

                                                      2002                              2001
                                          -----------------------------     -----------------------------
                                           Value at        % of Total        Value at        % of Total
            Market Sector                    Risk        Capitalization        Risk        Capitalization
--------------------------------------    ----------     --------------     ----------     --------------
Interest Rates                            $  925,521           3.92%        $  750,808           3.17%
Currencies                                 1,650,576           7.00          1,667,169           7.04
Commodities                                  887,847           3.77            655,270           2.77
Stock indices                                579,576           2.46            339,373           1.43
                                          ----------        -------         ----------        -------
     Total                                $4,043,520          17.15%        $3,412,620          14.41%
                                          ----------        -------         ----------        -------
                                          ----------        -------         ----------        -------

   The following tables present the average trading Value at Risk of the Registrant's open positions by market sector for the years ended December 31, 2002 and 2001, respectively. During the years ended December 31, 2002 and 2001, the Registrant's total average capitalization was approximately $23.8 million and $26.9 million, respectively.

                                                      2002                              2001
                                          -----------------------------     -----------------------------
                                           Value at        % of Total        Value at           % of
            Market Sector                    Risk        Capitalization        Risk        Capitalization
--------------------------------------    ----------     --------------     ----------     --------------
Interest Rates                            $  857,344           3.60%        $1,133,172           4.22%
Currencies                                 1,407,196           5.92          1,251,250           4.66
Commodities                                  684,777           2.88            679,299           2.53
Stock Indices                                454,131           1.91            497,439           1.85
                                          ----------        -------         ----------        -------
     Total                                $3,403,448          14.31%        $3,561,160          13.26%
                                          ----------        -------         ----------        -------
                                          ----------        -------         ----------        -------

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

   The primary trading risk exposures of the Registrant at December 31, 2002 and 2001, and during the years then ended, by market sector were:

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

   Currencies. Currencies represented the greatest market exposure of the Registrant at December 31, 2001 and throughout 2002. The Registrant's currency exposure is due to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Registrant's major exposure has resulted from positions in the local currencies of G-7 countries, specifically the Euro and the Japanese Yen. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Registrant in expressing Value at Risk in a functional currency other than U.S. dollars.

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

   Stock Indices. The Registrant's primary equity exposure throughout 2001 and 2002 was due to equity price risk in the Nikkei Dow (Japan) Index. Additionally, the Registrant increased trading in European STOXX 50 and NASDAQ 100 Index positions during 2002, causing an overall increase in trading risk exposure in this market sector during 2002. The stock index futures traded by the Registrant are currently limited to futures on broadly based indices.

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

   The Managing Owner attempts to minimize market risk exposure by requiring the trading managers to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner may terminate each trading manager if the net asset value of the assets allocated to that trading manager declines by 33 1/3% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if the Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Manager as it, in good faith, deems to be in the best interests of the Registrant.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

   At December 31, 2002 and 2001, the Registrant's primary exposure to non-trading market risk resulted from foreign currency balances held in Canadian dollars. As discussed above, these balances, as well as any risk they represent, are immaterial.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 11 of the Registrant's 2002 Annual Report which is filed as an exhibit hereto.

   Selected unaudited quarterly financial data for the years ended December 31, 2002 and 2001 are summarized below.

                                                             First         Second         Third         Fourth
                                                            Quarter        Quarter       Quarter        Quarter
                                                          -----------    -----------    ----------    -----------
2002:
Total revenues (including interest)                       $(1,827,114)   $ 6,830,614    $5,805,932    $(2,498,195)
                                                          -----------    -----------    ----------    -----------
                                                          -----------    -----------    ----------    -----------
Total revenues (including interest) less commissions      $(2,280,014)   $ 6,432,776    $5,304,538    $(2,990,257)
                                                          -----------    -----------    ----------    -----------
                                                          -----------    -----------    ----------    -----------
Net income (loss)                                         $(2,393,123)   $ 6,254,827    $4,159,415    $(3,112,256)
                                                          -----------    -----------    ----------    -----------
                                                          -----------    -----------    ----------    -----------
Net income (loss) per weighted average Interest           $    (18.43)   $     51.63    $    36.60    $    (28.49)
                                                          -----------    -----------    ----------    -----------
                                                          -----------    -----------    ----------    -----------


                                                             First         Second         Third         Fourth
                                                            Quarter        Quarter       Quarter        Quarter
                                                          -----------    -----------    ----------    -----------
2001:
Total revenues (including interest)                       $ 3,743,792    $(2,816,073)   $2,132,605    $(1,400,142)
                                                          -----------    -----------    ----------    -----------
                                                          -----------    -----------    ----------    -----------
Total revenues (including interest) less commissions      $ 3,183,486    $(3,373,629)   $1,638,213    $(1,889,677)
                                                          -----------    -----------    ----------    -----------
                                                          -----------    -----------    ----------    -----------
Net income (loss)                                         $ 3,033,585    $(3,511,891)   $1,507,897    $(2,012,843)
                                                          -----------    -----------    ----------    -----------
                                                          -----------    -----------    ----------    -----------
Net income (loss) per weighted average Interest           $     19.81    $    (24.37)   $    10.95    $    (15.12)
                                                          -----------    -----------    ----------    -----------
                                                          -----------    -----------    ----------    -----------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing Owner.

   The Managing Owner's directors and executive officers and any person holding more than ten percent of the Registrant's Interests ('Ten Percent Owners') are required to report their initial ownership of such Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the 'SEC') on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by SEC regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner's directors and executive officers and Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

   The directors and executive officers of the Managing Owner and their positions with respect to the Registrant are as follows:

            Name                                      Position
Alex H. Ladouceur               Chairman of the Board of Directors and Director
Eleanor L. Thomas               President and Director
Steven Weinreb                  Treasurer and Chief Financial Officer
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director
Thomas T. Bales                 Vice President
Paul Waldman                    Secretary

   ALEX H. LADOUCEUR, born 1960, has been Chairman of the Board of Directors and a Director of the Managing Owner since November 2001 and also has held such positions with Seaport Futures Management, Inc. ('Seaport Futures'), an affiliate of the Managing Owner, since such date. Mr. Ladouceur joined PSI in August 2001 and is an Executive Vice President and Head of the Global Derivatives Division. He is responsible for all operating activities of PSI's Global Derivatives division including sales and trading, foreign exchange, base and precious metals, and the trading floors. Mr. Ladouceur joined PSI from Credit Lyonnais Rouse Ltd. ('CLR'), where he served as president of their United States operations since 1992 and as a main board director of CLR in London since 1994. In 1998, he was appointed managing director of Global Cash Markets at CLR with responsibility for leading global market-making and sales for OTC products, including structured derivative products. Mr. Ladouceur earned his bachelor's degree in Economics from the University of Calgary in Alberta, Canada, and his master's degree in European Studies from the College of Europe in Bruges, Belgium.

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

   STEVEN WEINREB, born 1962, became the Treasurer and Chief Financial Officer of the Managing Owner in May 2002, at which time he also became the Treasurer and Chief Financial Officer of Seaport Futures. He is a Senior Vice President and Controller of PSI. Prior to joining PSI in May 1991, he was with the public accounting firms Deloitte & Touche from 1986 to 1991 and from 1984 to 1986 with Laventhol & Horwath. Mr. Weinreb graduated in 1984 from the State University of New York at Albany with a B.S. in Accounting. Mr. Weinreb is a Certified Public Accountant.

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

   TAMARA B. WRIGHT, born 1959, has been a Senior Vice President of the Managing Owner and Seaport Futures since October 1998 and a Director of the Managing Owner since December 1998. She is also a Senior Vice President and the Chief Administrative Officer for the International Division at PSI. In this capacity, her responsibilities include financial management, risk management, systems implementation, employment matters and internal control policies and procedures. Previously, Mrs. Wright served as Director of Consumer Markets Risk Management, where she led the Domestic and International Branch efforts in ensuring the timely resolution of audit, compliance and legal concerns. Prior to joining PSI, Mrs. Wright was a manager with PricewaterhouseCoopers LLP in its Management Consulting division in New York, New York.

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

   PAUL WALDMAN, born 1957, became the Secretary of the Managing Owner in November 2002, at which time he also became the Secretary of Seaport Futures. Prior to being elected Secretary, Mr. Waldman had served as Assistant Secretary for both the Managing Owner and Seaport Futures since December 1997. He is a First Vice President and Associate General Counsel of PSI. Mr. Waldman is responsible for the day-to-day corporate governance of PSI and its subsidiary companies. Prior to joining PSI in September 1988, Mr. Waldman worked for E.A. Sheslow & Co., a specialist firm on the NYSE and American Stock Exchange in 1986, and for F.P. Quinn & Co., a member firm of the Chicago Board Options Exchange, from 1984 to 1985. Mr. Waldman received a B.A. in Journalism from the University of Georgia in 1979, an M.A. in Political Science from Boston University in 1981, and a Juris Doctor from New York Law School in 1992. He is admitted to the New York and Connecticut bars.

   Effective May 2002, Steven Weinreb was elected by the Board of Directors of the Managing Owner as Chief Financial Officer replacing Barbara Brooks.

   Effective November 2002, Paul Waldman was elected by the Board of Directors of the Managing Owner as Secretary replacing David Buchalter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 21, 2003, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 21, 2003, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrant.

   As of March 21, 2003, no owners of Limited Interests beneficially own more than five percent (5%) of the Limited Interests issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 2002 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

Item 14. Controls and Procedures

   Within the 90 days prior to the date of this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures are effective. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

                                                                                         Annual Report
                                                                                          Page Number
                                                                                         --------------
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 2002 Annual Report which is filed as an exhibit hereto

              Report of Independent Accountants                                                2

              Financial Statements:

              Statements of Financial Condition--December 31, 2002 and 2001                    3

              Condensed Schedules of Investments at December 31, 2002 and 2001                 4

              Statements of Operations--Three years ended December 31, 2002                    5

              Statements of Changes in Trust Capital--Three years ended December 31,
              2002                                                                             5

              Notes to Financial Statements                                                    6

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

      10.10   Advisory Agreement, dated as of February 14th, 2003, among the
              Registrant, Prudential Securities Futures Management Inc., and Aspect
              Capital Limited (filed herewith)

      10.11   Advisory Agreement, dated as of February 7th, 2003, among the
              Registrant, Prudential Securities Futures Management Inc., and Graham
              Capital Management, L.P. (filed herewith)

      10.12   Advisory Agreement, dated as of February 3rd, 2003, among the
              Registrant, Prudential Securities Futures Management Inc., and Appleton
              Capital Management Limited (filed herewith)

       13.1   Registrant's 2002 Annual Report (with the exception of the information and data incorporated by reference in Items 1, 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 2002 Annual Report is to be deemed filed as part of this report) (filed herewith)

       99.1   Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
              Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: March 28, 2003
     ----------------------------------------
     Steven Weinreb
     Treasurer and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management
Inc.A Delaware corporation, Managing Owner

    By: /s/ Alex H. Ladouceur                     Date: March 28, 2003
    -----------------------------------------
    Alex H. Ladouceur
    Chairman of the Board of Directors and
    Director

    By: /s/ Eleanor L. Thomas                     Date: March 28, 2003
    -----------------------------------------
    Eleanor L. Thomas
    President and Director

    By: /s/ Steven Weinreb                        Date: March 28, 2003
    -----------------------------------------
    Steven Weinreb
    Treasurer and Chief Financial Officer
    (chief accounting officer)

    By: /s/ Guy S. Scarpaci                       Date: March 28, 2003
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By:                                           Date:
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director

                                 CERTIFICATIONS

I, Eleanor L. Thomas, certify that:

   1. I have reviewed this annual report on Form 10-K of Diversified Futures Trust I (the 'Trust');

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this annual report;

   4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Trust and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

   6. The Trust's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                    /s/ Eleanor L. Thomas
                                        --------------------------------------
                                        Eleanor L. Thomas
                                        President (chief executive officer)
                                          of the managing owner of the Trust

I, Steven Weinreb, certify that:

   1. I have reviewed this annual report on Form 10-K of Diversified Futures Trust I (the 'Trust');

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this annual report;

   4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Trust and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

   6. The Trust's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                   /s/ Steven Weinreb
                                       --------------------------------------
                                       Steven Weinreb
                                       Chief Financial Officer
                                         of the managing owner of the Trust