Form 10-Q
period 2003-03-31
DIVERSIFIED FUTURES TRUST I
filed 2003-05-15
CIK 926805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2003

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          2003             2002
---------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                     $24,685,434     $22,203,195
Net unrealized gain on open futures contracts                                7,251       1,068,894
Net unrealized gain on open forward contracts                                   --       1,238,514
Other receivables                                                            6,747           2,594
                                                                       -----------     ------------
Total assets                                                           $24,699,432     $24,513,197
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $ 1,055,881     $   890,827
Net unrealized loss on open forward contracts                              177,832              --
Management fees payable                                                     40,871          40,855
                                                                       -----------     ------------
Total liabilities                                                        1,274,584         931,682
                                                                       -----------     ------------
Commitments

Trust capital
Limited interests (99,897.807 and 104,401.272 interests
  outstanding)                                                          23,190,388      23,345,604
General interests (1,010 and 1,055 interests outstanding)                  234,460         235,911
                                                                       -----------     ------------
Total trust capital                                                     23,424,848      23,581,515
                                                                       -----------     ------------
Total liabilities and trust capital                                    $24,699,432     $24,513,197
                                                                       -----------     ------------
                                                                       -----------     ------------

Net asset value per limited and general interest ('Interests')         $    232.14     $    223.61
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                       CONDENSED SCHEDULES OF INVESTMENTS
                                  (Unaudited)

                                                  March 31, 2003                    December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Interest rates                                             $   85,641                          $  835,450
  Stock Indices                                                  (9,200)                            (80,419)
  Currencies                                                    (16,605)                                 --
  Commodities                                                  (586,201)                            486,370
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased              (2.25)%          (526,365)           5.26%          1,241,401
                                                           --------------                      --------------
Futures contracts sold:
  Interest rates                                                 26,187                            (245,735)
  Stock indices                                                 (25,779)                             39,154
  Currencies                                                    (53,275)                                 --
  Commodities                                                   586,483                              34,074
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures
     contracts sold                            2.28             533,616           (0.73)           (172,507)
                                             ------        --------------        ------        --------------
Net unrealized gain on futures
  contracts                                    0.03%         $    7,251            4.53%         $1,068,894
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Forward contracts purchased:
  Net unrealized gain (loss) on
  forward contracts purchased                 (0.35)%        $  (81,438)           7.71%         $1,818,506
Forward currency contracts sold:
     Net unrealized loss on forward
     contracts sold                           (0.41)            (96,394)          (2.46)           (579,992)
                                             ------        --------------        ------        --------------
Net unrealized gain/(loss) on forward
  contracts                                   (0.76)%        $ (177,832)           5.25%         $1,238,514
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                                0.06%         $   14,369            0.30%         $   70,162
  Euro                                         0.18              42,903            1.36             321,999
  Japanese yen                                (0.14)            (31,631)           0.97             229,438
  Australian dollar                           (0.05)            (11,607)           0.23              53,087
  Swiss franc                                  0.13              29,511              --                  --
  Hong Kong dollar                             0.06              13,866              --                  --
  Other                                        0.00              (2,067)           0.03               8,042
  U.S. dollar                                 (0.21)            (48,093)           1.64             386,166
                                             ------        --------------        ------        --------------
     Total                                     0.03%         $    7,251            4.53%         $1,068,894
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Forward Contracts
  British pound                                0.07%         $   15,274              --%         $       --
  Canadian dollar                             (0.44)           (102,451)             --                  --
  Japanese yen                                (0.50)           (116,854)             --                  --
  Australian dollar                            0.02               4,824              --                  --
  Swiss franc                                  0.10              22,906              --                  --
  U.S. dollar                                 (0.01)             (1,531)           5.25           1,238,514
                                             ------        --------------        ------        --------------
     Total                                    (0.76)%        $ (177,832)           5.25%         $1,238,514
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
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

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                           2003            2002
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                      $ 3,755,029     $  (842,122)
Change in net unrealized gain/loss on open commodity positions           (2,477,989)     (1,104,472)
Interest income                                                              82,077         119,480
                                                                        -----------     -----------
                                                                          1,359,117      (1,827,114)
                                                                        -----------     -----------

EXPENSES
Commissions                                                                 365,491         452,900
Management fees                                                              94,412         113,109
                                                                        -----------     -----------
                                                                            459,903         566,009
                                                                        -----------     -----------
Net income (loss)                                                       $   899,214     $(2,393,123)
                                                                        -----------     -----------
                                                                        -----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                       $   890,218     $(2,369,189)
                                                                        -----------     -----------
                                                                        -----------     -----------
General interests                                                       $     8,996     $   (23,934)
                                                                        -----------     -----------
                                                                        -----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest     $      8.53     $    (18.43)
                                                                        -----------     -----------
                                                                        -----------     -----------
Weighted average number of limited and general interests outstanding        105,456         129,886
                                                                        -----------     -----------
                                                                        -----------     -----------
---------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002            105,456.272     $23,345,604     $235,911      $23,581,515
Net income                                           --         890,218        8,996          899,214
Redemptions                                  (4,548.465)     (1,045,434)     (10,447 )     (1,055,881)
                                           ------------     -----------     ---------     -----------
Trust capital--March 31, 2003               100,907.807     $23,190,388     $234,460      $23,424,848
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Diversified Futures Trust I (the 'Trust') as of March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

   The Managing Owner decided to pursue a diversified multi-manager approach for the Trust. To implement the change from a single to a multi-manager strategy, the Trust's advisory agreement with John W. Henry Company, Inc. (the 'Initial Trading Manager') was terminated effective January 21, 2003. Three new trading managers and programs have been selected to manage the Trust's assets. In February 2003, the Managing Owner and the Trust entered into separate advisory agreements with Appleton Capital Management Ltd., Graham Capital Management, L.P. and Aspect Capital Limited (collectively the 'Trading Managers') for each to manage on behalf of the Trust approximately 20%, 40% and 40%, respectively, of the Trust's assets. From January 21, 2003 until each Trading Manager began trading, all unallocated assets were invested in interest-bearing accounts. Pursuant to the advisory agreements, each of the Trading Managers are to be paid a monthly management fee equal to 1/6 of 1% (approximately 2% annually) and an incentive fee of 20% of the 'New High Net Trading Profits' on the portion of Trust assets allocated to each, which are the same rates that were paid to the Initial Trading Manager. Each Trading Manager has assumed a portion of the Initial Trading Manager's cumulative trading losses (aggregating approximately 65% of the loss carryforwards generated under the Initial Trading Manager) and, therefore, will not collect any incentive fee until the profits generated on their allocation of the Trust's assets exceed their assumed portion of the losses incurred by the Initial Trading Manager, after appropriate adjustments. The Trust did not incur commissions and management fees on the portion of assets unallocated to trading (i.e. the portion of assets previously managed by the Initial Trading Manager) until such time as each of the Trading Managers began trading. The advisory agreements may be terminated for a variety of reasons, including at the discretion of the Managing Owner.

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

   The costs charged to the Trust for brokerage services for the three months ended March 31, 2003 and March 31, 2002 were $365,491 and $452,900, respectively.

   The Trust's assets are maintained either in trading or cash accounts for margin purposes with PSI, the Trust's commodity broker. PSI credits the Trust monthly with 100% of the interest it earns on the average net assets in the Trust's accounts.

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

   As of March 31, 2003, a non-U.S. affiliate of the Managing Owner owned 80 limited interests of the Trust.

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

Market Risk

   Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Trust's net assets being traded, significantly exceeds the Trust's future cash requirements since the Trust intends to close out its open positions prior to settlement. As a result, the Trust is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Trust's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Trust enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Trust to unlimited risk.

   Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Trust holds and the liquidity and inherent volatility of the markets in which the Trust trades.

Credit Risk

   When entering into futures or forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Trust as PSI, the Trust's Commodity Broker, is the sole counterparty. The Trust has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition; however, counterparty non-performance on only certain of the Trust's contracts may result in greater loss than non-performance on all of the Trust's contracts. The amount at risk associated with counterparty non-performance of all of the Trust's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

   The Managing Owner attempts to minimize both credit and market risks by requiring the Trust and its trading manager to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreements among the Trust, the Managing Owner and its Trading Managers, the Trust shall automatically terminate any trading manager if the net asset value allocated to that trading manager declines by 33 1/3% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Amended and Restated Declaration of Trust and Trust Agreement provides that the Trust will liquidate its positions, and eventually dissolve, if the Trust experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Trust.

   PSI, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At March 31, 2003, such segregated assets totalled $18,755,469. Part
30.7 of the CFTC regulations also requires PSI to secure assets of the Trust related to foreign futures trading, which totalled $5,937,216 at March 31, 2003. There are no segregation requirements for assets related to forward trading.

   As of March 31, 2003, all of the Trust's open futures and forward contracts mature within one year.

D. Financial Highlights

                                                       Three Months Ended     Three Months Ended
                                                         March 31, 2003         March 31, 2002
                                                       -------------------    -------------------
Performance per Interest
  Net asset value, beginning of period                       $223.61                $182.24
                                                       -------------------    -------------------
  Net realized gain (loss) and change in net
     unrealized gain/loss on commodity transactions            12.11                 (14.99)
  Interest income                                               0.78                   0.92
  Expenses                                                     (4.36)                 (4.36)
                                                       -------------------    -------------------
  Net increase (decrease) for the period                        8.53                 (18.43)
                                                       -------------------    -------------------
  Net asset value, end of period                             $232.14                $163.81
                                                       -------------------    -------------------
                                                       -------------------    -------------------
Total return                                                    3.81%                (10.11)%
Ratio to average net assets (annualized)
  Interest income                                               1.29%                  2.12%
  Expenses                                                      7.23%                 10.02%

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last business day of any calendar quarter at the then current NAV per Interest. Redemptions of limited interests and general interests for the three months ended March 31, 2003 were $1,045,434 and $10,447, respectively. Redemptions of limited interests and general interests from the commencement of operations, January 5, 1995, to March 31, 2003 totalled $77,006,324 and $647,820, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 31, 2003, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PSI credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

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

   Since the Trust's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Trust's exposure to market risk is influenced by a number of factors, including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Trust's speculative trading, as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Trust's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring the Trust and its trading manager to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with the Trust's futures and forward contracts.

   The Trust does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of March 31, 2003 was $232.14, an increase of 3.81% from the December 31, 2002 net asset value per Interest of $223.61. Past performance is not necessarily indicative of future results.

   The Trust's trading gains/(losses) before commissions were $1,277,000 during the three months ended March 31, 2003 compared to $(1,947,000) for the corresponding period in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   Global economic activity for the first quarter of 2003 was characterized by weakness and volatility. The U.S. economy exhibited signs of a slowdown as consumers and businesses continued to reduce spending due to concerns regarding the war in Iraq, SARS outbreak, high oil price premiums, weak corporate profits and depressed global economies. With the exception of steady automobile orders and existing home sales fueled by attractive interest rates, retail sales continued to be sluggish. Labor market indicators were negative and manufacturing contracted. Foreign economies generally mirrored that of the U.S. In Europe and Asia, economic recovery appeared to have slowed, but Canada recorded moderate economic expansion.

   Indices: Major global equity markets rallied early in the quarter but slid on fears of an impending war with Iraq, possible terrorism and geopolitical tension. Anticipation of a quick decisive victory in Iraq resulted in a brief market run up in mid-March. However, toward the end of the quarter, markets were whipsawed as investors responded to every turn of military events in the Middle East. Ultimately, the markets ended the quarter lower as investors awaited a resolution. The Dow Jones Industrial Average closed down 4.2% and the S&P 500 dropped 3.2%. Several encouraging earnings reports boosted the Nasdaq Composite resulting in a net gain of 0.42% for the quarter. Japan's Nikkei 225 stock index hit a 20-year low at the end of the first quarter.

   Interest rates: At both the January and March meetings, the U.S. Federal Reserve left the federal funds rate unchanged at the 41-year low of 1.25%. In mid-March, initial optimism for the Coalition Forces' success in Iraq resulted in a shift by investors to junk bonds and stocks marking the worst setback for the U.S. Treasury markets in 18 months. U.S. Treasury yields increased by 41 basis points from a 44-year low, incurring the biggest weekly increase in yield since November 2001. Toward the end of the quarter, uncertainty about the war led investors to take defensive positions, with the price of 10-year Treasury notes ending the quarter up 3.81%. In Europe, the European Central Bank cut interest rates by 0.25% in the beginning of March. The lowered interest rate coupled with weak global economic growth prospects resulted in the strengthening of European bond prices.

   Currencies: Perceptions of quick success in Iraq boosted the U.S. dollar versus many foreign currencies. However, concerns that the war would disrupt the U.S. economy strengthened the euro against the U.S. dollar. For the first time in three years, the exchange rate between the euro and U.S. dollar reached $1.10. As a result, the U.S. dollar ended the quarter down against the euro and the Japanese yen. In Canada, the Bank of Canada increased its overnight interest rate in March in response to inflation concerns, resulting in the strengthening of the Canadian dollar.

   Energies: Price increases in the world oil markets at the beginning of the first quarter were fed by concerns of supply disruptions due to the conflict in Iraq, civil strife in Venezuela, anticipation of a Nigerian strike and tensions on the Korean peninsula. In mid-March, anticipation of a quick resolution of the war in Iraq coupled with the end of an extended cold snap in the northeastern United States led to a significant reversal in energy prices. However, at quarter-end, fears of the possibility of a prolonged war in Iraq and low supplies pushed energy futures prices higher despite the securing of Iraqi oil wells.

   Softs: Cocoa prices declined as a result of the continuing political stability in the Ivory Coast. Expectations for less rain in the U.S. plains states boosted wheat prices toward the end of the quarter and corn prices rose as a result of bullish prospective planting and stocks data released by U.S. Department of Agriculture. Soybean futures declined as a result of rain in key growing regions in Southern Argentina and weaker overseas prices.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Energies (+): Long natural gas positions resulted in net gains as prices rose amid expectations of unseasonable cold weather in Northeastern U.S. and sharp drawdown of storage levels.

   Interest rates (+): Concerns around the war in Iraq, poor performance in the equity markets and weak global economies strengthened Japanese and U.S. Treasury bond prices resulting in net gains for long positions.

   Currencies (+): The U.S. dollar fell against many foreign currencies amid concerns that the war in Iraq would disrupt the U.S. economy. Long Australian dollar/U.S. dollar and euro/U.S. dollar cross-rate positions resulted in net gains.

   Grain (+): Wheat prices rose amid expectation for less rain in the U.S. plain states and long wheat positions resulted in net gains.

   Metals (-): Long aluminum, lead and nickel positions incurred losses as base metal prices declined due to large inventories and reduced demand.

   Softs (-): Long cocoa positions resulted in net losses as prices declined due to continued political stability in the Ivory Coast.

   Indices (-): Long positions in the Mini S&P, MEFIBEXPLUS and Nasdaq resulted in losses as global equity markets declined due to uncertainty about the Middle East and weak global economies.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased approximately $37,000 for the three months ended March 31, 2003 compared to the corresponding period in 2002. This decrease was due to lower interest rates during the first quarter of 2003 versus 2002, offset in part by an increase in net assets as a result of strong trading performance during the second and third quarters of 2002.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions for the three months ended March 31, 2003 decreased approximately $87,000 compared to the corresponding period in 2002. This decrease was due to the Trust not incurring commissions on the portion of assets unallocated to trading until such time as each of the new Trading Managers began trading as further discussed in Note A to the financial statements.

   Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2003 decreased approximately $19,000 compared to the corresponding period in 2002 for the same reasons commissions decreased as previously discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Managers, as defined in the Advisory Agreements among the Trust, the Managing Owner and the Trading Managers. No incentive fees were generated during the three months ended March 31, 2003 and 2002.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--John W. Henry Company, Inc. was terminated as the trading manager to the Trust effective January 21, 2003. During February 2003, the Trust entered into separate advisory agreements with Appleton Capital Management, Ltd., Graham Capital Management L.P. and Aspect Capital Limited.

Item 6. (a) Exhibits and Reports on Form 8-K--

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

          4.3--Request for Redemption (incorporated by reference to Exhibit D to the Registrant's Registration Statement on Form S-1, File No. 33-81534)

         99.1--Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002
              (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversified Futures Trust I

By: Prudential Securities Futures Management
Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: May 15, 2003
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer

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

Date:  May 15, 2003                  /s/ Eleanor L. Thomas
                                     --------------------------------------
                                     Eleanor L. Thomas
                                     President (chief executive officer)
                                       of the managing owner of the Trust

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

Date:  May 15, 2003                   /s/ Steven Weinreb
                                      --------------------------------------
                                      Steven Weinreb
                                      Chief Financial Officer
                                        of the managing owner of the Trust