Form 10-Q
period 2003-06-30
DIVERSIFIED FUTURES TRUST I
filed 2003-08-14
CIK 926805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-26004

                          DIVERSIFIED FUTURES TRUST I
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                  13-3780260
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
or organization)                                No.)

One New York Plaza, 13th Floor, New York, New York          10292
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          2003             2002
---------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                     $25,642,122     $22,203,195
Net unrealized gain (loss) on open futures contracts                      (550,805)      1,068,894
Net unrealized gain on open forward contracts                              102,506       1,238,514
Other receivables                                                            7,146           2,594
                                                                       -----------     ------------
Total assets                                                           $25,200,969     $24,513,197
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   807,077     $   890,827
Incentive fees payable                                                     202,680              --
Management fees payable                                                     42,002          40,855
                                                                       -----------     ------------
Total liabilities                                                        1,051,759         931,682
                                                                       -----------     ------------
Commitments
Trust capital
Limited interests (96,667.516 and 104,401.272 interests
  outstanding)                                                          23,907,583      23,345,604
General interests (977 and 1,055 interests outstanding)                    241,627         235,911
                                                                       -----------     ------------
Total trust capital                                                     24,149,210      23,581,515
                                                                       -----------     ------------
Total liabilities and trust capital                                    $25,200,969     $24,513,197
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general interest ('Interests')         $    247.32     $    223.61
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                       CONDENSED SCHEDULES OF INVESTMENTS
                                  (Unaudited)

                                                  June 30, 2003                     December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Interest rates                                             $ (197,116)                         $  835,450
  Stock Indices                                                (115,523)                            (80,419)
  Currencies                                                     13,580                                  --
  Commodities                                                  (323,958)                            486,370
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased              (2.58)%          (623,017)           5.26%          1,241,401
                                                           --------------                      --------------
Futures contracts sold:
  Interest rates                                                  3,043                            (245,735)
  Stock indices                                                      --                              39,154
  Currencies                                                     29,941                                  --
  Commodities                                                    39,228                              34,074
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures
     contracts sold                            0.30              72,212           (0.73)           (172,507)
                                             ------        --------------        ------        --------------
Net unrealized gain (loss) on futures
  contracts                                   (2.28)%        $ (550,805)           4.53%         $1,068,894
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Forward contracts purchased:
  Net unrealized gain on forward
  contracts purchased                          0.84%         $  202,161            7.71%         $1,818,506
Forward currency contracts sold:
     Net unrealized loss on forward
     contracts sold                           (0.42)            (99,655)          (2.46)           (579,992)
                                             ------        --------------        ------        --------------
Net unrealized gain on forward
  contracts                                    0.42%         $  102,506            5.25%         $1,238,514
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                               (0.33)%        $  (79,097)           0.30%         $   70,162
  Euro                                        (0.66)           (160,513)           1.36             321,999
  Japanese yen                                 0.23              55,540            0.97             229,438
  Australian dollar                           (0.23)            (56,714)           0.23              53,087
  Other                                        0.14              33,493            0.03               8,042
  U.S. dollar                                 (1.43)           (343,514)           1.64             386,166
                                             ------        --------------        ------        --------------
     Total                                    (2.28)%        $ (550,805)           4.53%         $1,068,894
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Forward Contracts
  British pound                                0.01%         $    1,551              --%         $       --
  Canadian dollar                              0.04               9,701              --                  --
  Japanese yen                                 0.38              92,340              --                  --
  Australian dollar                            0.03               7,828              --                  --
  Swiss franc                                  0.15              36,206              --                  --
  U.S. dollar                                 (0.19)            (45,120)           5.25           1,238,514
                                             ------        --------------        ------        --------------
     Total                                     0.42%         $  102,506            5.25%         $1,238,514
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Six months ended            Three months ended
                                                        June 30,                     June 30,
                                               --------------------------    -------------------------
                                                  2003            2002          2003           2002
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions    $ 6,287,216     $2,184,447    $2,532,187     $3,026,569
Change in net unrealized gain/loss on open
  commodity positions                           (2,755,707)     2,589,193      (277,718)     3,693,665
Interest income                                    160,116        229,860        78,039        110,380
                                               -----------     ----------    ----------     ----------
                                                 3,691,625      5,003,500     2,332,508      6,830,614
                                               -----------     ----------    ----------     ----------
EXPENSES
Commissions                                        838,313        850,738       472,822        397,838
Management fees                                    219,979        226,498       125,567        113,389
Incentive fees                                     202,680         64,560       202,680         64,560
                                               -----------     ----------    ----------     ----------
                                                 1,260,972      1,141,796       801,069        575,787
                                               -----------     ----------    ----------     ----------
Net income                                     $ 2,430,653     $3,861,704    $1,531,439     $6,254,827
                                               -----------     ----------    ----------     ----------
                                               -----------     ----------    ----------     ----------
ALLOCATION OF NET INCOME
Limited interests                              $ 2,406,329     $3,823,057    $1,516,111     $6,192,246
                                               -----------     ----------    ----------     ----------
                                               -----------     ----------    ----------     ----------
General interests                              $    24,324     $   38,647    $   15,328     $   62,581
                                               -----------     ----------    ----------     ----------
                                               -----------     ----------    ----------     ----------
NET INCOME PER WEIGHTED AVERAGE LIMITED AND
  GENERAL INTEREST
Net income per weighted average limited and
  general interest                             $     23.56     $    30.77    $    15.18     $    51.63
                                               -----------     ----------    ----------     ----------
                                               -----------     ----------    ----------     ----------
Weighted average number of limited and
  general interests outstanding                    103,182        125,511       100,908        121,136
                                               -----------     ----------    ----------     ----------
                                               -----------     ----------    ----------     ----------
------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002            105,456.272     $23,345,604     $235,911      $23,581,515
Net income                                           --       2,406,329       24,324        2,430,653
Redemptions                                  (7,811.756)     (1,844,350)     (18,608 )     (1,862,958)
                                           ------------     -----------     ---------     -----------
Trust capital--June 30, 2003                 97,644.516     $23,907,583     $241,627      $24,149,210
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Diversified Futures Trust I (the 'Trust') as of June 30, 2003 and December 31, 2002 and the results of its operations for the six and three months ended June 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine each company's respective retail securities brokerage and clearing operations within a new firm, which will be headquartered in Richmond, Virginia. Under the agreement, Prudential will have a 38% ownership interest in the new firm and Wachovia will own 62%. The transaction, which includes the securities brokerage, securities clearing, and debt capital markets operations of Prudential Securities Incorporated ('PSI'), but does not include the equity sales, trading and research operations or commodity brokerage and derivative operations of PSI (which were renamed Prudential Equity Group, Inc. upon closing), closed July 1, 2003. The Managing Owner, as well as the commodity broker, will continue to be indirect wholly owned subsidiaries of Prudential.

B. Related Parties

   The Managing Owner of the Trust is a wholly owned subsidiary of Prudential Equity Group ('PEG'), which, in turn, is an indirect wholly owned subsidiary of Prudential Financial, Inc. The Managing Owner and its affiliates perform services for the Trust, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PEG or its affiliates pay the costs of these services as well as the Trust's routine operational, administrative, legal and auditing costs.

   The costs charged to the Trust for brokerage services for the six months ended June 30, 2003 and 2002 were $838,313 and $850,738, respectively, and for the three months ended June 30, 2003 and 2002 were $472,822 and $397,838, respectively.

   The Trust's assets are maintained either in trading or cash accounts for margin purposes with PEG, the Trust's commodity broker. PEG credits the Trust monthly with 100% of the interest it earns on the average net assets in the Trust's accounts.

   The Trust, acting through its trading manager, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PEG. PEG then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets, Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PEG and the Trust pursuant to a line of credit. PEG may require that collateral be posted against the marked-to-market position of the Trust.

   As of June 30, 2003, a non-U.S. affiliate of the Managing Owner owned 221.232 limited interests of the Trust.

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

Credit Risk

   When entering into futures or forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Trust as PEG, the Trust's Commodity Broker, is the sole counterparty. The Trust has entered into a master netting agreement with PEG and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition; however, counterparty non-performance on only certain of the Trust's contracts may result in greater loss than non-performance on all of the Trust's contracts. The amount at risk associated with counterparty non-performance of all of the Trust's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

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

   PEG, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PEG. At June 30, 2003, such segregated assets totalled $19,133,777. Part 30.7 of the CFTC regulations also requires PEG to secure assets of the Trust related to foreign futures trading, which totalled $5,957,540 at June 30, 2003. There are no segregation requirements for assets related to forward trading.

   As of June 30, 2003, all of the Trust's open futures and forward contracts mature within one year.

D. Financial Highlights

                                            Six Months Ended                 Three Months Ended
                                                June 30,                          June 30,
                                      ----------------------------    --------------------------------
                                          2003            2002             2003              2002
Performance per Interest
  Net asset value, beginning of
  period                                $ 223.61        $ 182.24         $ 232.14          $ 163.81
                                      ------------    ------------    --------------    --------------
  Net realized gain and change in
     unrealized gain/loss on
     commodity transactions                34.46           40.49            22.35             55.48
  Interest income                           1.55            1.83             0.77              0.91
  Expenses                                (12.30)          (9.11)           (7.94)            (4.75)
                                      ------------    ------------    --------------    --------------
  Net increase for the period              23.71           33.21            15.18             51.64
                                      ------------    ------------    --------------    --------------
  Net asset value, end of period        $ 247.32        $ 215.45         $ 247.32          $ 215.45
                                      ------------    ------------    --------------    --------------
                                      ------------    ------------    --------------    --------------
Total return                               10.60%          18.22%            6.54%            31.52%
Ratio to average net assets
  (annualized)
  Interest income                           1.28%           2.10%            1.26%             2.05%
  Expenses, including 1.61% and
     0.59% of incentive fees for
     the six months ended June 30,
     2003 and 2002, respectively
     and 3.27% and 1.20% of
     incentive fees for the three
     months ended June 30, 2003 and
     2002, respectively                    10.04%          10.43%           12.93%            10.67%

      These financial highlights represent the overall results of the Trust during the six and three month periods ended June 30, 2003 and 2002, respectively. An individual interest holder's actual results may differ depending on the timing of redemptions.

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last business day of any calendar quarter at the then current NAV per Interest. Redemptions of limited interests and general interests for the six months ended June 30, 2003 were $1,844,350 and $18,608, respectively, and for the three months ended June 30, 2003 were $798,916 and $8,161, respectively. Redemptions of limited interests and general interests from the commencement of operations, January 5, 1995, to June 30, 2003 totalled $77,805,240 and $655,981, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 30, 2003, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PEG credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

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

Results of Operations

   The net asset value per Interest as of June 30, 2003 was $247.32, an increase of 10.60% from the December 31, 2002 net asset value per Interest of $223.61, and an increase of 6.54% from the March 31, 2003 net asset value per interest of $232.14. Past performance is not necessarily indicative of future results.

   The Trust's trading gains before commissions were $3,532,000 and $2,254,000 during the six and three months ended June 30, 2003 compared to $4,774,000 and $6,720,000 for the corresponding periods in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   In the U.S., the beginning of the second quarter of 2003 saw few signs of relief from a sluggish economy with a growth rate of 2.4 percent. Nominal GDP continued to trend downward in hand with falling consumer and producer prices and interest rates. Concerns about the slump in American telecom and internet industries, accounting fraud and the largest budget deficit the U.S. has ever faced have hampered investments in the U.S. Despite resolution to the war in Iraq, consumer and business confidence remained tepid. Companies desiring to improve profits remained unwilling to make big capital spending commitments or increase their workforces and inventories. Orders to U.S. factories for big-ticket items and production figures fell in April. In June, the unemployment rate jumped to a nine-year high of 6.4 percent. Payroll slashes in manufacturing and information industries generated the greatest job losses. As companies attempted to do more with leaner workforces, overall productivity rose and provided support for household income. The rise in income, combined with low interest rates, reduced taxes, and availability of substantial home equity spurred gains in consumer spending and increased sales of new homes. Toward the end of the quarter, manufacturing rose slightly, but still indicated that the sector shrank for the fourth straight month. Meanwhile, new orders for durable goods, machinery, automobiles, electrical equipment, home supplies and computers increased, reversing previous downward trends.

   Global economies remained weak in the second quarter of 2003 and were further hampered by the decline of the U.S. dollar which made overseas goods more expensive, thus curtailing demand. In May, Germany, Italy and the Netherlands reported an unexpected contraction in their economies during the first three months of the year with Germany and Netherlands experiencing a second quarter of negative growth. The European Union stated that overall economic growth had stalled and consequently, applied pressure on the central banks to ease interest rates. Business investment dropped sharply while domestic demand remained bleak. The Japanese economy continued to stumble as other Asian economies began to recover from the effects of the SARS outbreak. Furthermore, fears of deflation loomed over already troubled global economies.

   Indices: Despite economic data indicating the worst is not yet over, global equity markets surged in the second quarter of 2003. Spurred by the easing of geopolitical tensions, massive short covering, excess liquidity, some positive first quarter earnings reports, and optimism that economic recovery is near, investors flocked toward equities. A rally in Japanese stocks was fueled primarily by foreign mutual funds, hedge funds and other non-Japanese institutional investors who invested more than ten times as much as local investors in June. The Japanese Nikkei, London FTSE, Dow Jones Industrial Average, NASDAQ and S&P 500 all ended the quarter higher.

   Interest rates: Fixed income markets in May witnessed a drop in interest rates of developed countries due to the U.S. Federal Reserve (the 'Fed') deflation talk as well as institutions and hedge funds borrowing to purchase longer maturities, possible Fed purchases of longer maturities, hedging by mortgage investors as rates fell, and central banks buying dollars and investing in Treasuries. The decline in interest rates led to gains in German, Japanese, U.S. Treasury and Eurodollar bond prices. In June, the market reacted with disappointment to the Fed's quarter point cut in short-term interest rates and as a result, intermediate and long-term rates rose. Investors in Japan moved capital into the equity markets at the expense of U.S. Treasury and Japanese bonds. Concern about deteriorating public finances in most large economies and a renewed interest in equities in hopes of an economic recovery resulted in falling bond prices through the quarter and the subsequent rising of long-term rates.

   Currencies: In the foreign exchange markets, the U.S. dollar moved sharply lower against most major currencies during the quarter. Investors shifted their focus from the war in Iraq to concerns about U.S. economic health with its widening current account deficit and lower relative interest rate resulting in the dollar's three-year low against the Canadian and Australian dollar and four-year low against the Euro. The reversal of the U.S.'s strong dollar policy by Treasury Secretary Snow led to a further sell off of the greenback leading to a 4.5-year low against the Swiss franc.

   Energies: Energy price declines began in March and continued as the war in Iraq became inevitable. Because supplies were secured and unthreatened by the war, the prices of crude oil, unleaded gasoline and London gas oil were down in April of 2003. Natural gas prices were largely unaffected by events in the Middle East, Nigeria and Venezuela. In order to stave off the declining prices and correct an oversupply as crude demand reached a seasonal low, OPEC members agreed to cut current output by seven percent in

April. Toward the end of the quarter, energy prices, in general, were higher due to Nigeria's general worker's strike, low U.S. oil inventory levels and expectations of U.S. economic growth.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Currencies (+): The U.S. dollar fell against many foreign currencies amid concerns of a weak U.S. economy. The Canadian dollar and euro strengthened this quarter resulting in net gains for long Canadian dollar/Japanese yen, euro/Japanese yen and U.S. dollar/Canadian dollar cross-rate positions.

   Interest rates (+): Weak global economies, fears of deflation and renewed interest in equities resulted in falling global bond prices. Short U.S. Treasury and European bond positions led to net gains for the Trust.

   Metals (-): Declines in manufacturing resulted in falling base metal prices. Long positions in copper and aluminum resulted in net losses.

   Indices (-): Short positions in the London OMLX, German DAX, and French MATCAC indices led to net losses as global equity markets rose throughout the quarter.

   Energies (-): Nigeria's general worker's strike, low U.S. oil inventory levels and expectation of economic growth led to rising energy prices toward the end of the quarter. Short positions in natural gas, heating oil and light crude oil resulted in net losses for the Trust.

   Grains (-): Corn and wheat prices continued to decline due to ideal weather conditions and a strong harvest resulting in net losses for long positions in the Trust.

   Softs (-): Net losses in short cotton positions resulted from unfavorable weather conditions and high volatility in cotton markets. The cocoa market saw increased production and price volatility throughout the quarter with long positions resulting in net losses for the Trust.

   Interest income is earned on the average net assets held at PEG and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased $70,000 and $32,000 for the six and three months ended June 30, 2003 compared to the corresponding periods in 2002. These decreases were due to the decrease in interest rates during 2002, offset in part by an increase in net assets as a result of strong trading performance during 2003 and the second and third quarters of 2002.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions for the six and three months ended June 30, 2003 decreased $12,000 and increased $75,000, respectively, compared to the corresponding periods in 2002. The decrease for the six month period was due to the Trust not incurring commissions on the portion of assets unallocated to trading until February 2003 when each of the new trading managers began trading. The increase during the three month period was a result of strong trading performance.

   Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the six and three months ended June 30, 2003 decreased $7,000 and increased $12,000, respectively, compared to the corresponding periods in 2002 for the same reasons commissions decreased and increased as previously discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the trading managers, as defined in the Advisory Agreements among the Trust, the Managing Owner and the trading managers. Incentive fees of $203,000 and $65,000 were incurred during the six and three months ended June 30, 2003 and 2002, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   No material changes exist between the period covered by this report and the Registrant's most recent fiscal year end. Therefore, pursuant to Item 305(c) of Regulation S-K, additional information regarding quantitative and qualitative disclosures about market risk is not required.

ITEM 4. CONTROLS AND PROCEDURES

   As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's chief executive officer and chief financial officer concluded that the Trust's disclosure controls and procedures are effective.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective May 2003, Ronald J. Ivans was elected by the Board of Directors of Prudential Securities Futures Management Inc. as Chief Financial Officer and Treasurer replacing Steven Weinreb.

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

          4.3--Request for Redemption (incorporated by reference to Exhibit D to the Registrant's Registration Statement on Form S-1, File No. 33-81534)

         31.1--Certificate pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

         31.2--Certificate pursuant to Exchange Act Rules 13a-14 and
               15d-14 (filed herewith)

         32.1--Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

         32.2--Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Ronald J. Ivans                      Date: August 14, 2003
     ----------------------------------------
     Ronald J. Ivans
     Chief Financial Officer