Form 10-Q
period 2003-09-30
DIVERSIFIED FUTURES TRUST I
filed 2003-11-14
CIK 926805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2003

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2003              2002
----------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                     $21,822,746      $22,203,195
Net unrealized gain on open futures contracts                              149,374        1,068,894
Net unrealized gain on open forward contracts                              427,066        1,238,514
Other receivables                                                            6,049            2,594
                                                                      -------------     ------------
Total assets                                                           $22,405,235      $24,513,197
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   550,519      $   890,827
Management fees payable                                                     37,342           40,855
                                                                      -------------     ------------
Total liabilities                                                          587,861          931,682
                                                                      -------------     ------------
Commitments
Trust capital
Limited interests (94,288.237 and 104,401.272 interests
  outstanding)                                                          21,599,068       23,345,604
General interests (953 and 1,055 interests outstanding)                    218,306          235,911
                                                                      -------------     ------------
Total trust capital                                                     21,817,374       23,581,515
                                                                      -------------     ------------
Total liabilities and trust capital                                    $22,405,235      $24,513,197
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general interest ('Interests')         $    229.07      $    223.61
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                       CONDENSED SCHEDULES OF INVESTMENTS
                                  (Unaudited)

                                                September 30, 2003                  December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Interest rates                                             $  310,012                          $  835,450
  Stock Indices                                                (300,043)                            (80,419)
  Currencies                                                    203,570                                  --
  Commodities                                                   229,408                             486,370
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts purchased                       2.03%            442,947            5.26%          1,241,401
                                                           --------------                      --------------
Futures contracts sold:
  Interest rates                                               (148,790)                           (245,735)
  Stock indices                                                  17,182                              39,154
  Currencies                                                    (37,051)                                 --
  Commodities                                                  (124,914)                             34,074
                                                           --------------                      --------------
     Net unrealized (loss) on futures
     contracts sold                           (1.35)           (293,573)          (0.73)           (172,507)
                                             ------        --------------        ------        --------------
Net unrealized gain on futures
  contracts                                    0.68%         $  149,374            4.53%         $1,068,894
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Forward contracts purchased:
  Net unrealized gain on forward
  contracts purchased                          0.19%         $   40,685            7.71%         $1,818,506
Forward currency contracts sold:
     Net unrealized gain (loss) on
     forward contracts sold                    1.77             386,381           (2.46)           (579,992)
                                             ------        --------------        ------        --------------
Net unrealized gain on forward
  contracts                                    1.96%         $  427,066            5.25%         $1,238,514
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                               (0.18)%        $  (38,983)           0.30%         $   70,162
  Euro                                        (0.31)            (67,230)           1.36             321,999
  Japanese yen                                (0.31)            (67,050)           0.97             229,438
  Australian dollar                            0.03               5,532            0.23              53,087
  Other                                        0.00               1,645            0.03               8,042
  U.S. dollar                                  1.45             315,460            1.64             386,166
                                             ------        --------------        ------        --------------
     Total                                     0.68%         $  149,374            4.53%         $1,068,894
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Forward Contracts
  British pound                               (0.06)%        $  (13,676)             --%         $       --
  Canadian dollar                              0.51             111,389              --                  --
  Japanese yen                                 1.09             239,475              --                  --
  Australian dollar                           (0.06)            (14,012)             --                  --
  Swiss franc                                 (0.14)            (31,398)             --                  --
  U.S. dollar                                  0.62             135,288            5.25           1,238,514
                                             ------        --------------        ------        --------------
     Total                                     1.96%         $  427,066            5.25%         $1,238,514
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine months ended             Three months ended
                                                    September 30,                  September 30,
                                             ---------------------------    ---------------------------
                                                2003            2002           2003            2002
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                               $ 3,996,329     $ 9,465,912    $(2,290,887)    $ 7,281,465
Change in net unrealized gain/loss on open
  commodity positions                         (1,730,968)        975,058      1,024,739      (1,614,135)
Interest income                                  218,372         368,462         58,256         138,602
                                             -----------     -----------    -----------     -----------
                                               2,483,733      10,809,432     (1,207,892)      5,805,932
                                             -----------     -----------    -----------     -----------
EXPENSES
Commissions                                    1,296,319       1,352,132        458,006         501,394
Management fees                                  335,398         366,418        115,419         139,920
Incentive fees                                   202,680       1,069,763             --       1,005,203
                                             -----------     -----------    -----------     -----------
                                               1,834,397       2,788,313        573,425       1,646,517
                                             -----------     -----------    -----------     -----------
Net income (loss)                            $   649,336     $ 8,021,119    $(1,781,317)    $ 4,159,415
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                            $   642,835     $ 7,940,855    $(1,763,494)    $ 4,117,798
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
General interests                            $     6,501     $    80,264    $   (17,823)    $    41,617
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest               $      6.41     $     65.99    $    (18.24)    $     36.60
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
Weighted average number of limited and
  general interests outstanding                  101,336         121,553         97,645         113,638
                                             -----------     -----------    -----------     -----------
                                             -----------     -----------    -----------     -----------
-------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002            105,456.272     $23,345,604     $235,911      $23,581,515
Net income                                           --         642,835        6,501          649,336
Redemptions                                 (10,215.035)     (2,389,371)     (24,106 )     (2,413,477)
                                           ------------     -----------     ---------     -----------
Trust capital--September 30, 2003            95,241.237     $21,599,068     $218,306      $21,817,374
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
       The accompanying notes are an integral part of these statements.

                          DIVERSIFIED FUTURES TRUST I
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Diversified Futures Trust I (the 'Trust') as of September 30, 2003 and December 31, 2002 and the results of its operations for the nine and three months ended September 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC ('WPFA'), to be owned 62% by Wachovia and 38% by Prudential. The transaction closed July 1, 2003. As a result, the retail brokerage operations of Prudential Securities Incorporated ('PSI') were contributed to Wachovia Securities, LLC ('Wachovia Securities'). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ('NASD') and all major securities exchanges. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. ('PEG'). PEG remains an indirectly wholly-owned subsidiary of Prudential and is a registered broker-dealer and a member of the NASD and all major securities exchanges. PEG continues to conduct the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it previously conducted as PSI. The Managing Owner also remains an indirectly wholly-owned subsidiary of Prudential.

B. Related Parties

   The Managing Owner of the Trust is a wholly owned subsidiary of PEG, which, in turn, is an indirect wholly owned subsidiary of Prudential. The Managing Owner and its affiliates perform services for the Trust, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PEG or its affiliates pay the costs of these services as well as the Trust's routine operational, administrative, legal and auditing costs.

   The costs charged to the Trust for brokerage services for the nine months ended September 30, 2003 and 2002 were $1,296,319 and $1,352,132, respectively, and for the three months ended September 30, 2003 and 2002 were $458,006 and $501,394, respectively.

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

   As of September 30, 2003, a non-U.S. affiliate of the Managing Owner owned
503.232 limited interests of the Trust.

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

   PEG, when acting as the Trust's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PEG. At September 30, 2003, such segregated assets totalled $17,477,660. Part
30.7 of the CFTC regulations also requires PEG to secure assets of the Trust related to foreign futures trading, which totalled $4,494,460 at September 30, 2003. There are no segregation requirements for assets related to forward trading.

   As of September 30, 2003, all of the Trust's open futures and forward contracts mature within one year, except for certain currency rate futures contracts that have maturities as distant as June 2005.

D. Financial Highlights

                                           Nine Months Ended                 Three Months Ended
                                             September 30,                     September 30,
                                      ----------------------------    --------------------------------
                                          2003            2002             2003              2002
Performance per Interest
  Net asset value, beginning of
  period                                $ 223.61        $ 182.24         $ 247.32          $ 215.45
                                      ------------    ------------    --------------    --------------
  Net realized gain and change in
     unrealized gain/loss on
     commodity transactions                21.48           90.36           (12.98)            49.87
  Interest income                           2.15            3.05             0.60              1.22
  Expenses                                (18.17)         (23.60)           (5.87)           (14.49)
                                      ------------    ------------    --------------    --------------
  Net increase (decrease) for the
     period                                 5.46           69.81           (18.25)            36.60
                                      ------------    ------------    --------------    --------------
  Net asset value, end of period        $ 229.07        $ 252.05         $ 229.07          $ 252.05
                                      ------------    ------------    --------------    --------------
                                      ------------    ------------    --------------    --------------
Total return                                2.44%          38.31%           (7.38)%           16.99%
Ratio to average net assets
  (annualized)
  Interest income                           1.23%           2.09%            1.01%             2.08%
  Expenses, including 1.15%, 6.08%
     and 15.10% of incentive fees
     for the nine months ended
     September 30, 2003, 2002 and
     for the three months ended
     September 30, 2002,
     respectively                          10.37%          15.84%            9.93%            24.73%

      These financial highlights represent the overall results of the Trust during the nine and three month periods ended September 30, 2003 and 2002, respectively. An individual interest holder's actual results may differ depending on the timing of redemptions.

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

   The Trust Agreement provides that an Interest holder may redeem its Interests as of the last business day of any calendar quarter at the then current NAV per Interest. Redemptions of limited interests and general interests for the nine months ended September 30, 2003 were $2,389,371 and $24,106, respectively, and for the three months ended September 30, 2003 were $545,021 and $5,498, respectively. Redemptions of limited interests and general interests from the commencement of operations, January 5, 1995, to September 30, 2003 totalled $78,350,261 and $661,479, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 30, 2003, 100% of the Trust's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for the Trust's trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PEG credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

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

Results of Operations

   The net asset value per Interest as of September 30, 2003 was $229.07, an increase of 2.44% from the December 31, 2002 net asset value per Interest of $223.61, and a decrease of 7.38% from the June 30, 2003 net asset value per interest of $247.32. Past performance is not necessarily indicative of future results.

   The Trust's trading gains (losses) before commissions were $2,265,000 and $(1,266,000) during the nine and three months ended September 30, 2003 compared to $10,441,000 and $5,667,000 for the corresponding periods in the prior year. Due to the nature of the Trust's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust's current quarter trading results is presented below.

Quarterly Market Overview

   In the U.S., the third quarter of 2003 was marked by an economic growth rate of 7.2 percent--the fastest rate since 1984--which was boosted by strong consumer and business spending. Leading indicators rose throughout July and August, but fell 0.2 percent in September, the first decline in four months. Manufacturing and industrial production grew throughout the quarter, although at a slower pace, as new orders and production gradually strengthened. Child tax credit checks arrived in July and August in time for the crucial back-to-school retail sales period boosting disposable income to its biggest gain in a year. Consumer spending, which makes up two-thirds of the economy, rose throughout most of the quarter as retail sales increased 1.4 percent in July--the largest increase in four months--and 0.6 percent in August, but cooled in September. Housing, automobile and durable goods markets aided by incentives and low-interest rates continued at a high clip. However, consumer confidence was mixed in July and declined in September to the lowest level since the war in Iraq as a result of higher gas prices and continued job losses. Despite a slowdown in layoffs, hiring has not picked up as companies continued to focus on becoming more efficient. The U.S. economy lost 49,000 jobs in July and a record 93,000 jobs in August. The majority of job losses occurred in the manufacturing sector, which experienced its 38th consecutive monthly drop in employment in September. Non-farm payrolls, mostly in the private sector, rose for the first time in eight months in September. Watching over the weak labor market, the U.S. Federal Reserve maintained the target for the federal funds rate at one percent, a 45-year low, at both its August and September meetings.

   The global economy experienced mixed growth in the third quarter. Widening deficits, rising unemployment, declining business and consumer confidence and sluggish economic growth continued to dog the 12-nation euro zone. The European Central Bank left rates untouched at the end of September. The outlook was rosier in Japan as capital spending spurred a recovery from its third recession in a decade. Unemployment reached its lowest level since mid-2001, and although Japanese consumer spending remained flat, business investments have gradually grown.

   Indices: The three major U.S. market gauges (Dow Jones Industrial Average, S&P 500 and NASDAQ) boasted a second quarter of gains after three years of declines, even though they finished lower in September. Stronger corporate earnings, growth in capital and consumer spending and a third consecutive month of manufacturing growth boosted stock prices. Toward the end of September, the Dow Jones Industrial Average, S&P 500 and NASDAQ declined based on weak economic data and a rush by investors to lock in third quarter gains. Japanese stocks experienced their biggest sell-off in two years as a result of the pullback in U.S. equities and the U.S. dollar's 33-month low against the yen. Investors were concerned about poor consumer confidence figures, weak third-quarter earnings results, high stock valuations, sketchy corporate governance, persistent job market weakness, escalating conflict in the Middle East, and a production cut by OPEC. Nonetheless, the Japanese Nikkei reached a 15-month high in mid-September with an overall gain of 12.5 percent. Most Asian markets reported robust returns with European markets edging upwards throughout the quarter resulting in two consecutive quarters of gains for global stock markets.

   Interest Rates: Volatility marked the performance of U.S. Treasuries, as prices fell 1.9 percent with yields rising to 3.9 percent in the third quarter. The majority of damage occurred in July as U.S. Treasuries posted their worst monthly return in more than two decades when investors shifted their allocations from bonds to stocks on the basis of stronger economic data. Prices rebounded in August, but dipped again in mid-September as a result of profit taking ahead of economic data reports. U.S. Treasury prices jumped at the end of September on the back of soft consumer confidence figures, depressed job market reports, slower manufacturing activity reports, and a weaker dollar. As a result of improved world growth, global bond yields began low at the beginning of the quarter and rose in every major developed bond market with Japanese bonds experiencing the greatest rise in yields.

   Currencies: In the foreign exchange markets, the U.S. dollar remained weak and fell at the end of September when the Group of 7 and the U.S. Treasury Secretary John Snow called for more exchange rate flexibility and further supported a weak dollar policy. The dollar declined to a 33-month low against the Japanese yen reversing only after intervention by the Bank of Japan. News of the intervention forced European currencies lower. However, the Euro ended the quarter at its highest level against the dollar since mid-June.

   Energies: Gas prices rose in July and August as a result of a surge in energy production demands due to abnormally warm weather in the U.S. Midwest and Northeast. Natural gas prices rose seven percent as a result of a buildup in supply below projections. To hedge against inflation, investors began buying oil in August. Unexpected growth in U.S. inventories drove oil prices lower, reaching four-month lows. Oil prices spiked in September as OPEC announced an output reduction of 3.5 percent ahead of peak winter demand to stem the decline in prices. Prices stabilized slightly when investors realized supplies appeared to be sufficient but ended the quarter at the highest level in three weeks.

Quarterly Trust Performance

   The following is a summary of performance for the major sectors in which the Trust traded:

   Currencies (-): The Group of 7's support of a weak U.S. dollar led to the strengthening of major global currencies. Short Canadian dollar/Japanese yen and euro/Japanese yen cross-positions resulted in net losses for the Trust.

   Interest Rates (-): As a result of improved world growth, global bond prices declined in every major developed bond market. Long U.S. Treasury bonds and British bond position resulted in net losses.

   Energies (-): OPEC's announcement to cut production caused a significant rally in energy prices. Short light crude and gas oil positions led to net losses.

   Softs (-): High volatility in the softs markets led to net losses in long sugar, coffee and cocoa positions.

   Indices (+): Japanese Nikkei Dow, Hong Kong Hang Seng and London OMLX index positions resulted in net gains as U.S. and major global stock markets rose for the second consecutive quarter.

   Metals (+): Speculation that manufacturers will boost metal purchases increased base metal prices and led to net gains in long nickel and copper positions.

   Grains (+): Long corn and wheat positions resulted in net gains as drought conditions drove prices upward.

   Interest income is earned on the average net assets held at PEG and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased $150,000 and $80,000 for the nine and three months ended September 30, 2003 compared to the corresponding periods in 2002. These decreases were due to the decrease in interest rates during 2002, offset in part by an increase in net assets as a result of strong trading performance during the first half of 2003 and the second and third quarters of 2002.

   Commissions are calculated on the Trust's net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions for the nine and three months ended September 30, 2003 decreased $56,000 and $43,000, respectively, compared to the corresponding periods in 2002. The decrease for the nine month period was primarily due to the Trust not incurring commissions on the portion of assets unallocated to trading until February 2003 when each of the new trading managers began trading. The decrease during the three month period was a result of weak trading performance.

   Management fees are calculated on the Trust's net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the nine and three months ended September 30, 2003 decreased $31,000 and $25,000, respectively, compared to the corresponding periods in 2002 for the same reasons commissions decreased as previously discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the trading managers, as defined in the Advisory Agreements among the Trust, the Managing Owner and the trading managers. Incentive fees of $203,000 were incurred during the nine months ended September 30, 2003.

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

   There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Diversified Futures Trust I

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Ronald J. Ivans                      Date: November 14, 2003
     ----------------------------------------
     Ronald J. Ivans
     Chief Financial Officer