Form 10-K
period 2003-12-31
DIVERSIFIED FUTURES TRUST I
filed 2004-03-29
CIK 926805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                   to

Commission file number: 0-26004

DIVERSIFIED FUTURES TRUST I

(Exact name of registrant as specified in its charter)

Delaware	13-3780260

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One New York Plaza, 13th Floor, New York, New York	10292

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 778-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Interests

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [Ö]

Indicate by check Ö whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes       No  Ö

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Interest holders for the year ended December 31, 2003 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

Index to exhibits can be found on pages 10 and 11.

DIVERSIFIED FUTURES TRUST I

(a Delaware Business Trust)

PART I

Item 1.  Business

General

Diversified Futures Trust I (the “Registrant”), a Delaware Business Trust, was organized under the Delaware Statutory Trust Act on May 18, 1994 and will terminate on December 31, 2014 unless terminated sooner under the provisions of the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Registrant’s trustee is Wilmington Trust Company. The Registrant was formed to engage in the speculative trading of commodity futures and forward contracts. The Registrant’s fiscal year for book and tax purposes ends on December 31.

On January 5, 1995, the Registrant completed its initial offering having raised $25,262,800 from the sale of 249,628 limited interests (“Limited Interests”) and 3,000 general interests (“General Interests”) (collectively, the “Interests”) and commenced operations. Following the close of the initial offering period, additional Interests were offered and sold monthly at their month-end net asset value (“NAV”) per Interest during a continuous offering period (“Continuous Offering Period”) which expired on August 31, 1996. Additional contributions raised during the Continuous Offering Period resulted in additional proceeds to the Registrant of $41,129,100 from the sale of 299,640 Limited Interests and 1,628 General Interests. General Interests were sold exclusively to the managing owner.

The Registrant is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. The Registrant and its managing owner, Prudential Securities Futures Management Inc., entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirect wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. Like PEG, PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association.

Managing Owner and its Affiliates

The managing owner of the Registrant, Prudential Securities Futures Management Inc., (the “Managing Owner”) is a wholly owned subsidiary of PEG. The Managing Owner is required to maintain at least a 1% interest in the Registrant so long as it is acting as the Registrant’s Managing Owner.

The Trading Managers

Since inception through January 21, 2003, trading decisions for the Registrant were made by John W. Henry & Company, Inc. (the “Initial Trading Manager”), an independent commodity trading manager which managed 100% of the Registrant’s assets pursuant to four trading programs developed by the Initial Trading Manager. The “Managing Owner, decided to pursue a diversified multi-manager approach for the Registrant. To implement the change from a single-to a multi-manager strategy, the Registrant’s advisory agreement with the Initial Trading Manager was terminated effective January 21, 2003. Three new trading managers and programs have been selected to manage the Registrant’s assets. On February 3, 2003, the

Managing Owner and the Registrant entered into an advisory agreement with Appleton Capital Management Ltd. (“Appleton”) to manage approximately 20% of the Registrant’s assets. On February 7, 2003 the Managing Owner and the Registrant entered into an advisory agreement with Graham Capital Management, L.P. (“Graham”) to manage approximately 40% of the Registrant’s assets. Lastly, on February 14, 2003, the Managing Owner and the Registrant entered into an advisory agreement with Aspect Capital Limited (“Aspect”) to manage approximately 40% of the Registrant’s assets. The managing owner retains the authority to override trading instructions that violate the Registrant’s trading policies.

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures and forward contracts which have certain of the same investment policies as the Registrant.

The Registrant is a closed-end Trust which does not currently, and does not intend in the future to, solicit the sale of additional Interests. As such, the Registrant does not compete with other entities to attract new participants. However, to the extent that each trading manager recommends similar or identical trades to the Registrant and other accounts which it manages, the Registrant may compete with those accounts, as well as other market participants, for the execution of the same or similar trades.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement as further discussed in Notes A, C and D to the Registrant’s financial statements included in its annual report to limited owners for the year ended December 31, 2003 (“Registrant’s 2003 Annual Report”) which is filed as an exhibit hereto.

Item 2.  Properties

The Registrant does not own or lease any property.

Item 3.  Legal Proceedings

There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 4.  Submission of Matters to a Vote of Interest Holders

None

PART II

Item 5.  Market for the Registrant’s Interests and Related interest Holder Matters

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

There are no material restrictions upon the Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

As of March 18, 2004 there were 839 holders of record owning 92,961,991 Interests which include 930 General Interests.

Item 6.  Selected Financial Data

The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 11 of the Registrant’s 2003 Annual Report which is filed as an exhibit hereto.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Total revenues (including interest)	$5,724,208	$8,311,237	$1,660,182	$5,018,473	$(419,704)

Net income (loss)	$3,174,142	$4,908,863	$(983,252)	$1,449,003	$(6,995,874)

Net income (loss) per weighted average Interest	$31.80	$41.42	$(6.92)	$7.27	$(25.53)

Total assets	$24,541,139	$24,513,197	$24,301,997	$32,282,820	$44,792,832

Net asset value per Interest	$255.58	$223.61	$182.24	$190.97	$173.82

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference to pages 12 through 15 of the Registrant’s 2003 Annual Report which is filed as an exhibit hereto.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation 5-K.

Item 8.  Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 2 through 11 of the Registrant’s 2003 Annual Report which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003:
Total revenues (including interest)	$1,359,117	$2,332,508	$(1,207,892)	$3,240,475

Total revenues (including interest) less commissions	$993,626	$1,859,686	$(1,665,898)	$2,801,059

Net income (loss)	$899,214	$1,531,439	$(1,781,317)	$2,524,806

Net income (loss) per weighted average interest	$8.53	$15.18	$(18.24)	$26.51

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002:
Total revenues (including interest)	$(1,827,114)	$6,830,614	$5,805,932	$(2,498,195)

Total revenues (including interest) less commissions	$(2,280,014)	$6,432,776	$5,304,538	$(2,990,257)

Net income (loss)	$(2,393,123)	$6,254,827	$4,159,415	$(3,112,256)

Net income (loss) per weighted average interest	$(18.43)	$51.63	$36.60	$(28.49)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s chief executive officer and chief financial officer concluded that the Registrant’s disclosure controls and procedures are effective.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing Owner.

The Managing Owner’s directors and executive officers and any person holding more than ten percent of the Registrant’s Interests (“Ten Percent Owners”) are required to report their initial ownership of such Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the “SEC”) on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by SEC regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner’s directors and executive officers and Ten Percent

Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

The directors and executive officers of the Managing Owner and their positions with respect to the Registrant are as follows:

Name	Position
Alex H. Ladouceur	Chairman of the Board of Directors and Director

Brian J. Martin	President and Director

Ronald J. Ivans	Treasurer, Chief Financial Officer and Director

Richard H. Hulit	Senior Vice President and Director

Guy S. Scarpaci	Director

Thomas T. Bales	Vice President

ALEX H. LADOUCEUR, born 1960, has been Chairman of the Board of Directors and a Director of the Managing Owner since November 2001 and also has held such positions with Seaport Futures Management, Inc. (“Seaport Futures”), an affiliate of the Managing Owner, since such date. Mr. Ladouceur joined Prudential in August 2001 and is an Executive Vice President and Head of the Global Derivatives Division. He is responsible for all operating activities of Prudential’s Global Derivatives division including sales and trading, foreign exchange, base and precious metals, and the trading floors. Mr. Ladouceur joined Prudential from Credit Lyonnais Rouse Ltd. (“CLR”), where he served as president of their United States operations since 1992 and as a main board director of CLR in London since 1994. In 1998, he was appointed managing director of Global Cash Markets at CLR with responsibility for leading global market-making and sales for OTC products, including structured derivative products.

BRIAN J. MARTIN, born 1950, was elected President and Director of the Managing Owner in February 2004. He is also a Senior Vice President in Prudential’s Global Derivatives Division. Mr. Martin is Director of Alternative Investment Strategies responsible for all proprietary managed futures funds. He also serves in various capacities for certain other affiliated companies. Mr. Martin joined Prudential in 1980 and is a member of the Pennsylvania Bar.

RONALD J. IVANS, born 1954, has been the Treasurer, Chief Financial Officer and Director of the Managing Owner since May 2003. Mr. Ivans is also a Senior Vice President of Prudential’s Global Derivatives Division, with responsibility for finance and control. Mr. Ivans worked as an auditor at Arthur Andersen from 1976 to 1978, and in the area of corporate financial reporting with CBS, Inc. from 1978 to 1980. From 1980 to 1986, Mr. Ivans was with Golodetz Trading Corp. as a controller, whereafter he joined Credit Lyonnais Rouse USA, Ltd as an Executive Vice President with responsibilities for finance until 2001. Mr. Ivans is a certified public accountant. Mr. Ivans serves as the “audit committee financial expert” (as defined in Section 401(h) of SEC Regulation S-K) for the Board of Directors of the Managing Owner. Mr. Ivans is not independent of the Registrant’s management; however, as no significant secondary market for Interests in the Registrant has developed, there is no independence requirement applicable to the Board of Directors of the Managing Owner.

RICHARD H. HULIT, born 1956, has been a Senior Vice President and Director of the Managing Owner since May 2003. Mr. Hulit is also a Senior Vice President and Chief Administrative Officer of Prudential’s Global Derivatives Division. From 1989 to 2000, Mr. Hulit was with Merrill Lynch in Treasury and management positions. From 1982 until 1989, Mr. Hulit was employed by various manufacturing companies as a financial officer.

GUY S. SCARPACI, born 1947, has been a Director of the Managing Owner since July 1987 and was Assistant Treasurer from May 1988 until December 1989. In addition, Mr. Scarpaci has been a Director of Seaport Futures since May 1989. Mr. Scarpaci was first affiliated with the Managing Owner in July 1987. Mr. Scarpaci has been employed by Prudential in positions of increasing responsibility since August 1974, and he is currently a Senior Vice President of the Global Derivatives Division.

THOMAS T. BALES, born 1959, is a Vice President of the Managing Owner. Mr. Bales is also a Senior Vice President and Chief Administrative Officer—Proprietary and OTC Trading in the Global Derivatives

Division for Prudential, and he serves in various capacities for other affiliated companies. Prior to joining the Global Derivatives Division, Mr. Bales served as in-house counsel in the Law Department of Prudential from October 1987 through May 1996. Mr. Bales joined Prudential in November 1981 as an Analyst in the Credit Analysis Department and later served as a Section Manager.

Effective May 2003, Ronald J. Ivans was elected by the Board of Directors of the Managing Owner as Chief Financial Officer and Treasurer replacing Steven Weinreb.

Effective May 2003, Richard H. Hulit was elected by the Board of Directors of the Managing Owner as Senior Vice President and Director replacing Tamara B. Wright.

Effective February 2004, Brian J. Martin was elected by the Board of Directors of the Managing Owner as President and Director replacing Eleanor L. Thomas.

The Managing Owner has adopted a code of ethics, which is posted on Prudential’s website at www.investor.prudential.com. Any amendments and any waiver under this code of ethics granted to any of the Managing Owner’s directors or executive officers will be on that website. In addition, the Managing Owner’s chief executive officer and chief financial officer, as well as its directors and other employees are also subject to a broader code of conduct, known as Making the Right Choices, which has been adopted by the Managing Owner’s corporate parent.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 18, 2004, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

As of March 18, 2004, no director or executive officer of the Managing Owner owns directly or beneficially any of the interests issued by the Registrant.

As of March 18, 2004, no owners of Limited Interests beneficially own more than five percent (5%) of the Limited Interests issued by the Registrant.

Item 13.  Certain Relationships and Related Transactions

The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

Reference is made to Notes A, C and D to the financial statements in the Registrant’s 2003 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

Item 14.  Principal Accountant Fees and Services

Audit Fees and All Other Fees

Audit Fees

Fees for audit services totaled approximately $31,000 in 2003 and approximately $28,000 in 2002, including fees associated with the annual audit and the reviews of the Registrant’s quarterly reports on Form 10-Q.

Tax

Fees for tax services, including tax compliance and tax advice totaled approximately $21,000 in 2003 and $21,000 in 2002. PEG or its affiliates have paid and will continue to pay the audit and tax fees as well as all the administrative costs incurred by the Registrant, as further discussed in Notes C and D of the Registrant’s 2003 Annual Report.

We have been advised by PricewaterhouseCoopers LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

PART IV

			Annual Report Page Number
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements and Report of Independent Auditors—incorporated by reference to the Registrant’s 2003 Annual Report which is filed as an exhibit hereto

		Report of Independent Auditors	2

		Financial Statements:

		Statements of Financial Condition—December 31, 2003 and 2002	3

		Condensed Schedules of Investments—December 31, 2003 and 2002	4

		Statements of Operations—Three years ended December 31, 2003	5

		Statements of Changes in Trust Capital—Three years ended December 31, 2003	5

		Notes to Financial Statements	6

	2.	Financial Statement Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

	3.	Exhibits

		Description:

	3.1 and 4.1	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of August 25, 1994, (incorporated by reference to Exhibits 3.1 and 4.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1994)

	4.2	Subscription Agreement (incorporated by reference to Exhibit C to the Registrant’s Registration Statement on Form S-1, File No. 33-81534, dated as of September 13, 1994)

	4.3	Request for Redemption (incorporated by reference to Exhibit D to the Registrant’s Registration Statement on Form S-1, File No. 33-81534, dated as of September 13, 1994)

	10.1	Escrow Agreement, dated as of September 13, 1994, among the Registrant, Prudential Securities Futures Management Inc., Prudential Securities Incorporated and The Bank of New York (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1994)

	10.2	Brokerage Agreement, dated as of January 4, 1995, between the Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)

	10.3	Advisory Agreement, dated as of September 13, 1994, among the Registrant, Prudential Securities Futures Management Inc., and John W. Henry & Co., Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1994)

	10.4	Representation Agreement Concerning the Registration Statement and the Prospectus, dated as of September 13, 1994, among the Registrant, Prudential Securities Futures Management Inc., Prudential Securities Incorporated, Wilmington Trust Company and John W. Henry & Co., Inc. (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1994)

	10.5	Net Worth Agreement, dated as of September 13, 1994, between Prudential Securities Futures Management Inc. and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1994)

	10.6	Secured Demand Note, dated as of January 4, 1995, between Prudential Securities Group Inc. and Prudential Securities Futures Management Inc. (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)

	10.7	Secured Demand Note Collateral Agreement, dated as of January 4, 1995, between Prudential Securities Futures Management Inc. and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)

	10.8	Form of Foreign Currency Addendum to Brokerage Agreement between the Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1996)

	10.9	Amendment to Advisory Agreement, dated as of October 1, 2000, among the Registrant, Prudential Securities Futures Management Inc., and John W. Henry & Company, Inc. (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000)

	10.10	Advisory Agreement, dated as of February 14th, 2003, among the Registrant, Prudential Securities Futures Management Inc., and Aspect Capital Limited (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

	10.11	Advisory Agreement, dated as of February 7th, 2003, among the Registrant, Prudential Securities Futures Management Inc., and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

	10.12	Advisory Agreement, dated as of February 3rd, 2003, among the Registrant, Prudential Securities Futures Management Inc., and Appleton Capital Management Limited (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

	10.13	Service Agreement among the Registrant, Prudential Securities Futures Management Inc. and Wachovia Securities, LLC dated as of July 1, 2003 (filed herewith)

	13.1	Registrant’s 2003 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s 2003 Annual Report is to be deemed filed as part of this report) (filed herewith)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

(b)		Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Futures Trust I

By:	Prudential Securities Futures Management Inc. A Delaware corporation, Managing Owner

	By: /s/ Ronald J. Ivans	Date: March 29, 2004

Ronald J. Ivans Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By:	Prudential Securities Futures Management Inc. A Delaware corporation, Managing Owner

	By: /s/ Alex H. Ladouceur	Date: March 29, 2004

Alex H. Ladouceur Chairman of the Board of Directors and Director

	By: /s/ Brian J. Martin	Date: March 29, 2004

Brian J. Martin President and Director

	By: /s/ Ronald J. Ivans	Date: March 29, 2004

Ronald J. Ivans Treasurer, Chief Financial Officer (chief accounting officer) and Director

	By: /s/ Richard H. Hulit	Date: March 29, 2004

Richard H Hulit Senior Vice President and Director

	By: /s/ Guy S. Scarpaci	Date: March 29, 2004

Guy S. Scarpaci Director