Form 10-Q
period 2004-03-31
DIVERSIFIED FUTURES TRUST I
filed 2004-05-14
CIK 926805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Registrant’s telephone number, including area code (212) 778-1000

N/A

Former name, former address and former fiscal year, if changed since last report

Indicate by check Ö whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö  No

Indicate by check Ö whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes       No  Ö

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIVERSIFIED FUTURES TRUST I

(a Delaware Business Trust)

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS

Cash in commodity trading accounts	$23,752,035	$22,622,377

Net unrealized gain on open futures contracts	1,036,699	1,536,047

Net unrealized gain on open forward contracts	—	378,433

Other receivables	6,830	4,282

Total assets	$24,795,564	$24,541,139

LIABILITIES AND TRUST CAPITAL

Liabilities

Redemptions payable	$306,197	$582,530

Net unrealized loss on open forward contracts	144,220	—

Management fees payable	41,086	40,902

Incentive fees payable	237,102	158,058

Total liabilities	728,605	781,490

Commitments

Trust capital

Limited interests (90,876.103 and 92,031.991 interests outstanding)	23,826,275	23,521,958

General interests (918 and 930 interests outstanding)	240,684	237,691

Total trust capital	24,066,959	23,759,649

Total liabilities and trust capital	$24,795,564	$24,541,139

Net asset value per limited and general interest (“Interests”)	$262.18	$255.58

The accompanying notes are an integral part of these statements.

DIVERSIFIED FUTURES TRUST I

(a Delaware Business Trust)

CONDENSED SCHEDULES OF INVESTMENTS

(Unaudited)

	March 31, 2004		December 31, 2003
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)

Futures contracts purchased:

Interest rates		$420,762		$85,814

Stock indices		67,495		500,764

Currencies		20,100		144,239

Commodities		789,760		1,557,566

Net unrealized gain on futures contracts purchased	5.39%	1,298,117	9.63%	2,288,383

Futures contracts sold:

Interest rates		$10,545		(8,593)

Stock indices		(14,936)		12,240

Currencies		1,789		(69,120)

Commodities		(258,816)		(686,863)

Net unrealized loss on futures contracts sold	(1.08)%	(261,418)	(3.17)	(752,336)

Net unrealized gain on futures contracts	4.31%	$1,036,699	6.46%	$1,536,047

Forward contracts purchased:

Net unrealized gain (loss) on forward contracts purchased	(1.39)%	$(333,414)	1.57%	$374,108

Forward currency contracts sold:

Net unrealized gain on forward contracts sold	0.79	189,194	0.02	4,325

Net unrealized gain (loss) on forward contracts	(0.60)%	$(144,220)	1.59%	$378,433

Settlement Currency—Futures Contracts

Australian dollar	(0.08)%	$(19,698)	0.02%	$4,801

British pound	0.11	26,203	0.09	20,366

Canadian dollar	0.07	17,171	0.24	57,835

Euro	0.76	182,007	0.75	178,763

Hong Kong dollar	—	(757)	0.02	5,602

Japanese yen	0.39	94,173	0.07	17,697

Swedish krona	0.01	3,228	0.02	4,420

Swiss franc	0.10	24,215	0.05	12,042

U.S. dollar	2.95	710,157	5.20	1,234,521

Total	4.31%	$1,036,699	6.46%	$1,536,047

Settlement Currency—Forward Contracts

Australian dollar	(0.05)%	$(13,031)	(0.05)%	$(12,157)

British pound	0.04	9,991	(0.02)	(4,356)

Canadian dollar	0.08	19,668	0.05	11,267

Japanese yen	(0.31)	(73,924)	0.80	191,157

Swiss franc	(0.11)	(26,293)	0.07	15,493

U.S. dollar	(0.25)	(60,631)	0.74	177,029

Total	(0.60)%	$(144,220)	1.59%	$378,433

The accompanying notes are an integral part of these statements.

DIVERSIFIED FUTURES TRUST I

(a Delaware Business Trust)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2004	2003

REVENUES

Net realized gain on commodity transactions	$2,408,733	$3,755,029

Change in net unrealized gain/loss on open commodity positions	(1,022,001)	(2,477,989)

Interest income	62,781	82,077

	1,449,513	1,359,117

EXPENSES

Commissions	474,140	365,491

Incentive fees	237,102	—

Management fees	124,764	94,412

	836,006	459,903

Net income	$613,507	$899,214

ALLOCATION OF NET INCOME

Limited interests	$607,368	$890,218

General interests	$6,139	$8,996

NET INCOME PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST

Net income per weighted average limited and general interest	$6.60	$8.53

Weighted average number of limited and general interests outstanding	92,962	105,456

STATEMENT OF CHANGES IN TRUST CAPITAL

(Unaudited)

	INTERESTS	LIMITED INTERESTS	GENERAL INTERESTS	TOTAL

Trust capital—December 31, 2003	92,961.991	$23,521,958	$237,691	$23,759,649

Net income	—	607,368	6,139	613,507

Redemptions	(1,167.888)	(303,051)	(3,146)	(306,197)

Trust capital—March 31, 2004	91,794.103	$23,826,275	$240,684	$24,066,959

The accompanying notes are an integral part of these statements.

DIVERSIFIED FUTURES TRUST I

(a Delaware Business Trust)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Diversified Futures Trust I (the “Trust”) as of March 31, 2004 and December 31, 2003 and the results of its operations for the three months ended March 31, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. The Trust and its managing owner, Prudential Securities Futures Management Inc., entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. Effective February 2, 2004, Prudential Equity Group Inc., was converted to a limited liability company named Prudential Equity Group LLC (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirect wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association.

B. Related Parties

The Managing Owner of the Trust is a wholly owned subsidiary of PEG. The Managing Owner and its affiliates perform services for the Trust, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PFD or its affiliates pay the costs of these services as well as the Trust’s routine operational, administrative, legal and auditing costs.

The costs charged to the Trust for brokerage services for the three months ended March 31, 2004 and March 31, 2003 were $474,140 and $365,491, respectively.

The Trust’s assets are maintained either in trading or cash accounts for margin purposes with PFD, the Trust’s commodity broker. PFD credits the Trust monthly with 100% of the interest it earns on the average net assets in the Trust’s accounts.

The Trust, acting through its trading manager, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PFD. PFD then engages in back-to-back trading with an affiliate,

Prudential-Bache Global Markets, Inc. (“PBGM”). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PFD and PBGM pursuant to a line of credit. PFD may require that collateral be posted against the marked-to-market position of the Trust.

As of March 31, 2004, a non-U.S. affiliate of the Managing Owner owned 503.232 limited interests of the Trust.

C. Derivative Instruments and Associated Risks

The Trust is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Trust’s investment activities (credit risk).

Market Risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Trust’s net assets being traded, significantly exceeds the Trust’s future cash requirements since the Trust intends to close out its open positions prior to settlement. As a result, the Trust is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considers the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Trust’s commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Trust enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Trust to unlimited risk.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Trust holds and the liquidity and inherent volatility of the markets in which the Trust trades.

Credit Risk

When entering into futures or forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Trust as PFD, the Trust’s commodity broker, is the sole counterparty. The Trust has entered into a master netting agreement with PFD and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance on all of the Trust’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of the Trust’s contracts may result in greater loss than non-performance on all of the Trust’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

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

PFD, when acting as the Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PFD. At March 31, 2004, and December 31, 2003, such segregated assets totalled $18,037,526 and $17,843,950, respectively. Part 30.7 of the CFTC regulations also requires PFD to secure assets of the Trust related to foreign futures trading, which totalled $6,751,208 and $6,314,474 at March 31, 2004 and December 31, 2003, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2004, all of the Trust’s open futures and forward contracts mature within one year, except for certain interest rate futures contracts that have maturities as distant as September 2005.

D. Financial Highlights

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Performance per Interest

Net asset value, beginning of period	$255.58	$223.61

Net realized gain and change in net unrealized gain/loss on commodity transactions	14.92	12.11

Interest income	0.68	0.78

Expenses	(9.00)	(4.36)

Net increase for the period	6.60	8.53

Net asset value, end of period	$262.18	$232.14

Total return (non-annualized):

Total return before incentive fees	3.53%	3.81%

Incentive fees	(0.95)	—

Total return after incentive fees	2.58%	3.81%

Ratio to average net assets (annualized):

Net investment loss before incentive fees**	(8.63)%	(5.94)%

Incentive fees	(3.82)	—

Net investment loss after incentive fees	(12.45)%	(5.94)%

Interest income	1.01%	1.29%

Expenses before incentive fees	9.64%	7.23%

Incentive Fees	3.82	—

Total expenses after incentive fees	13.46%	7.23%

**	Represents interest income less total expenses (exclusive of incentive fees). The Managing Owner believes that the disclosure of the ratio of net investment loss to average net assets as required under the AICPA Audit Guide For Investment Companies is not a meaningful or appropriate measure for the Trust as it is not a portfolio designed to return investment income. The Managing Owner believes that the total return ratio is the appropriate ratio as it also considers the Trust’s commodity trading gains/losses.

These financial highlights represent the overall results of the Trust during the three month periods ended March 31, 2004 and 2003, respectively. An individual interest owner’s actual results may differ depending on the timing of redemptions.

E. Subsequent Event

On April 1, 2004, PEG, a wholly owned subsidiary of PSG, transferred the ownership of Prudential Securities Futures Management, Inc. and PFDS Holdings, LLC, the direct parent of PFD, to PSG.

DIVERSIFIED FUTURES TRUST I

(a Delaware Business Trust)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates the Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing the Trust’s financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or Internationally recognized futures exchange involves a critical accounting policy. The values used by the Trust for its open forward positions are provided by its commodity broker, PFD, who uses market prices when available, while over-the-counter derivative financial instruments, principally forwards, options and swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date.

As such, if actual results vary from estimates used, they are anticipated to not have a material impact on the financial statements and related disclosures.

Liquidity and Capital Resources

The Trust commenced operations on January 5, 1995 with gross proceeds of $25,262,800 allocated to commodities trading. The Trust continued to offer interests on a monthly basis until the continuous offering period ended on August 31, 1996, resulting in additional gross proceeds to the Trust of $41,129,100.

The Trust Agreement provides that an interest holder may redeem its interests as of the last business day of any calendar quarter at the then current NAV per interest. Redemptions of limited interests and general interests for the three months ended March 31, 2004 were $303,051 and $3,146 respectively. Redemptions of limited interests and general interests from the commencement of operations, January 5, 1995, to March 31, 2004 totalled $79,229,964 and $670,504 respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At March 31, 2004, 100% of the Trust’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which was used as margin for the Trust’s trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PFD credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, some commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Trust from promptly liquidating its commodity futures positions.

Since the Trust’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Trust’s exposure to market risk is influenced by a number of factors, including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Trust’s speculative trading, as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Trust’s experience to date and could ultimately lead to a loss of all or substantially all of investor’s capital. The Managing Owner attempts to minimize these risks by requiring the Trust and its trading manager to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with the Trust’s futures and forward contracts.

The Trust does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2004, the Trust had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of The Trust. While the Trust exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have material impact on the Trust’s financial position.

The Trust’s contractual obligations are with the trading managers and its commodity broker. Payments made under the Trust’s agreement with the trading managers are at a fixed rate, calculated as a percentage of the Trust’s “New High Net Trading Profits”. Management fee payments made to the trading manager and commission payments to the commodity broker are calculated as a fixed percentage of the Trust’s NAV’s. As such the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as NAV’s are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes A & C of the Trust’s 2003 Annual Report.

Results of Operations

The net asset value per interest as of March 31, 2004 was $262.18 an increase of 2.58% from the December 31, 2003 net asset value per interest of $255.58. Past performance is not necessarily indicative of future results.

The Trust’s trading gains before commissions were $1,387,000 during the three months ended March 31, 2004 compared to $1,277,000 for the corresponding period in the prior year. Due to the nature of the Trust’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust’s current quarter trading results is presented below.

Quarterly Market Overview

U.S. economic activity in the first quarter of 2004 was marked by fluctuating trends and continued, albeit slower, growth than in 2003. Levels of productivity, output, inflation, resource use and core consumer prices remained steady throughout the quarter. In manufacturing, durable goods orders declined in January but advanced 2.5% in February as demand for aircraft soared. Although the pace of activity remained strong, housing starts declined throughout the quarter while sales of new and old homes fell in January and rebounded in February due to historically low interest rate levels. Corporate spending and profits as well as personal spending and income grew steadily. Consumer confidence surged in January, fell sharply in February and declined slightly to a five-month low in March based upon the specter of rising interest rates and a weak labor market coupled with concerns about economic growth sustainability, geopolitical tension, record federal twin deficits, high consumer debt, and rising oil prices. Hiring remained subdued for the first two months of 2004 and reversed in March when non-farm payroll increased by a record 308,000, the fastest pace in nearly four years and nearly triple expectations. Despite the gain, the unemployment rate rose to 5.7% in March, up from 5.6% in January and February.

The global economic outlook remained positive with modest growth in the first three months of 2004. In Europe, meager gains from returns in financial and technology sectors as well as a rebound in the U.S. dollar against the euro towards the end of the quarter, overcame losses from the depressed auto and chemical sectors and uncertainty from heightened geopolitical risk. The March 11 train bombings in Madrid and Israel’s assassination of Hamas leader Sheik Ahmed Yassin rattled Europe with tremors extending throughout the rest of the world. Notwithstanding an outbreak of avian influenza, impeachment of South Korea’s president and the shooting of Taiwan’s president, Asian economies, especially Japan, China, South Korea, India and Thailand exhibited continued growth. Political scandal, terrorism concerns, and inflation affected Latin American economies.

Indices: The U.S. equity markets continued where they ended in 2003, the fundamentals of the economy had not changed and the combination of stronger growth and corporate profits led to gains. However, as the quarter progressed, investor fears of the sustainability of higher growth created choppy markets. Of the three major U.S. equity market indices (Dow Jones Industrial Average – “DJIA”, S&P 500, and NASDAQ Composite), only the S&P 500 finished the first quarter in the black with a gain of 1.3%. The DJIA ended a run of three consecutive quarterly gains with a decline of 0.92%. At the same time, the NASDAQ Composite broke its string of five straight quarterly increases by sliding 0.5%. Globally, with signs of slow economic growth in the European Union and a strong Euro holding down exports, European equity indices ended the quarter down. On the other hand, Japan continued its economic rebound with the Nikkei 225 gaining 9.73%. The rally in Japan was partly supported by a trade surplus in February. In Latin America, geopolitical risk and inflation worries weighed down on the Brazilian benchmark Bovespa Index.

Interest rates: The first quarter was a roller coaster ride for bond investors with sharp reversals based on economic news. In January, the U.S. Federal Reserve (the “Fed”) announced that they had moved the probability of change in their accommodative policy from a “considerable period” to a stance of “being patient in removing policy accommodation.” The market reacted quickly with falling bond prices to the change in wording from the Fed on fears of rising interest rates. Then fears of an interest rate hike subsided when the Department of Labor reported February payroll employment numbers were below estimates resulting in a sharp downtick in yields. Bond prices fell again when the March payroll employment number beat estimates when it increased by 308,000. Overall, U.S. government bonds rallied in the first quarter because the market was more focused on low inflation and expected slower growth. The European Central Bank maintained its rate of 2.0% in its meeting in March, rejecting calls from politicians including German Chancellor Gerhard Schroeder and French Prime Minister Jean-Pierre Raffarin for lower borrowing costs. European bonds ended the quarter up.

Currencies: With no change in the fundamentals of the current account or fiscal deficit, the dollar was expected to continue to decline in the first quarter of 2004. The U.S. federal government projected a record setting budget deficit of $477 billion for this year and the current account deficit was projected to be 5% of the U.S. gross domestic product. However, strong growth in the U.S. relative to other countries helped lift the U.S. dollar over foreign currencies. The latest global forecast from the Economist Intelligence Unit (EIU) indicated the economic performance in Europe would improve but at a lower rate than the United States which supported the euro’s depreciation of 1.9% against the U.S. dollar this quarter. However, the Japanese yen reached a three-year high on February 11th when it closed at 105.20 per U.S. dollar. To curb the yen from appreciating further against the U.S. dollar, the Bank of Japan continued selling the yen in the first quarter of 2004 after selling an annual record of 20.4 trillion yen in 2003. Even with the efforts of the Bank of Japan, the yen appreciated 2.8% against the U.S. dollar.

Energies: Energy prices for the first quarter continued to experience volatility with upward trends. Despite increased prices, world demand remained. Record low U.S. crude oil inventories, unplanned shutdowns, increased geopolitical risk in countries with large oil reserves, and talks of a cut in production from the Organization of Petroleum Exporting Countries (OPEC) helped to sustain elevated prices. The crude oil index, a basket of goods, used by OPEC to gauge price had been trading above the targeted range between $22 and $28 barrel since December 2, 2003.

Metals: Metal prices continued to surge on the back of strong world demand. China stood out as the leading consumer of copper and other industrial metals as its economy continued to grow. Copper hit a six-year high and tin hit an eight and one half year high during the quarter. While base metals pushed toward near highs, precious metals were mixed. Silver saw strong moves not seen since the mid-1990s due to increased demand. Although gold prices rose when Al-Qaeda was purported to be linked to the Madrid train bombings, the dampening effect of a lack of clear signs of inflation dominated the downward price movement in the quarter.

Grains: Strong growth and thus demand, especially in developing countries, caused grain exports to skyrocket and inventories to fall. Coupled with unresolved drought conditions in the U.S., Midwest grain prices marched higher during the first quarter. In particular, corn prices continued a strong upward trend after supply estimates were revised downward for 2004. Also, soybean hit a 15-year high, trading at above $10/bushel during the quarter. Fears of a smaller soybean crop and a delayed harvest in Brazil from wet weather kept supplies off the world market and pushed prices higher.

Softs: After strong gains in 2003, reversals of 6% in January and 16% in March occurred in cotton prices at the beginning of 2004. On the other hand, coffee prices gained 13.5% during the quarter largely because of a reduced harvest and lower expectations as to the size of the crop in Brazil. Sugar prices continued to fall as a result of global sugar surplus.

Quarterly Trust Performance

The following is a summary of performance for the major sectors in which the Trust traded:

Interest Rates (+): Bond prices rallied due to expected economic growth, low inflation, and the Fed holding interest rates at 46-year lows. Long positions in U.S. and European bond positions resulted in net gains.

Metals (+): Strong demand resulted in continued upward trends in industrial metals and silver. Long copper, sliver, and aluminum positions ended the quarter in net gains.

Grains (+): Unresolved drought conditions in the U.S. Midwest decreased corn supplies, while wet weather in Brazil decreased soybean production. Long soybean and corn positions resulted in net gains.

Indices (+): The Japanese equity indices gained momentum because of the continued economic recovery fueled by exports. Long positions in the Japanese Nikkei Dow, TOPIX, and Spanish IBEX 35 indices resulted in net gains.

Energies (+): World demand for energies remained robust and the threat of cut in production from OPEC drove up prices. Net gains came from long crude oil, light crude oil, and unleaded gas positions.

Currencies (-): Intervention from the Bank of Japan to halt appreciation of yen created sharp reversals that resulted in net losses for long Japanese yen/U.S. dollar cross-rate positions. The strengthening of the U.S. dollar generated net losses in the long euro/U.S. dollar cross-rate positions.

Softs (-): Falling sugar prices from a large 2003 surplus resulted in net gains in short positions. A smaller than expected coffee harvest in Brazil lifted prices and resulted in a net loss in short coffee positions.

Interest income is earned on the average net assets held at PFD and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased $19,000 for the three months ended March 31, 2004 compared to the corresponding period in 2003. This decrease was due to lower interest rates during the first quarter of 2004 versus 2003, offset in part by an increase in net assets as a result of strong trading performance during 2003 and the first quarter of 2004.

Commissions are calculated on the Trust’s net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions for the three months ended March 31, 2004 increased $109,000 compared to the corresponding period in 2003. The increase in 2004 versus 2003 was primarily due to the Trust not incurring commissions on the portion of assets unallocated to trading until February 2003 when each of the new trading managers began trading. In addition, net assets increased as a result of strong trading performance during 2003 and the first quarter of 2004.

Management fees are calculated on the Trust’s net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2004 increased $30,000 compared to the corresponding period in 2003 for the same reasons commissions decreased as previously discussed above.

Incentive fees are based on the New High Net Trading Profits generated by the trading managers, as defined in the Advisory Agreements among the Trust, the Managing Owner and the trading managers Incentive fees for the three months ended March 31, 2004 were $237,000. No incentive fees were incurred during the three months ended March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s chief executive officer and chief financial officer concluded that the Trust’s disclosure controls and procedures are effective.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2.	Changes in Securities—None

Item 3.	Defaults Upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders—None

Item 5.	Other Information—None

Item 6.	(a)	Exhibits and Reports on Form 8-K—

3.1 and 4.1—

Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of August 25, 1994, as amended and restated as of September 14, 1994 (incorporated by reference to Exhibits 3.1 and 4.1 of the Registrant’s Form 10-Q for the period ended September 30, 1994)

		4.2—	Subscription Agreement (incorporated by reference to Exhibit C to the Registrant’s Registration Statement on Form S-1, File No. 33-81534)

		4.3—	Request for Redemption (incorporated by reference to Exhibit D to the Registrant’s Registration Statement on Form S-1, File No. 33-81534)

		10.1—	Consent to Assignment and Assumption of Brokerage Agreement, dated March 30, 2004, among the Trust, Prudential Equity Group, LLC and Prudential Financial Derivatives, LLC (filed herewith)

		31.1—	Certificate pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

		31.2—	Certificate pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

		32.1—	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

		32.2—	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	(b)	Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED FUTURES TRUST I

By:	Prudential Securities Futures Management Inc. A Delaware corporation, Managing Owner

	By: /s/ Ronald J. Ivans	Date: May 14, 2004

Ronald J. Ivans Chief Financial Officer