Form 10-Q
period 2004-09-30
DIVERSIFIED FUTURES TRUST I
filed 2004-11-15
CIK 926805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                     to

Commission file number: 0-26004

DIVERSIFIED FUTURES TRUST I

(Exact name of registrant as specified in its charter)

Delaware	13-3780260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Weaver Street, Building One South, 2nd Floor, Greenwich, Ct.	06831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 861-1000

One New York Plaza, 13th Floor, New York, New York 10292

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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIVERSIFIED FUTURES TRUST I

(a Delaware Business Trust)

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS

Cash in commodity trading accounts	$17,680,826	$22,622,377

Net unrealized gain on open futures contracts	1,029,338	1,536,047

Net unrealized gain on open forward contracts	280,246	378,433

Other receivables	4,620	4,282

Total assets	$18,995,030	$24,541,139

LIABILITIES AND TRUST CAPITAL

Liabilities

Redemptions payable	$318,669	$582,530

Management fees payable	31,657	40,902

Incentive fees payable	—	158,058

Total liabilities	350,326	781,490

Commitments

Trust capital

Limited interests (86,123.839 and 92,031.991 interests outstanding)	18,458,244	23,521,958

General interests (870 and 930 interests outstanding)	186,460	237,691

Total trust capital	18,644,704	23,759,649

Total liabilities and trust capital	$18,995,030	$24,541,139

Net asset value per limited and general interest (“Interests”)	$214.32	$255.58

The accompanying notes are an integral part of these statements.

DIVERSIFIED FUTURES TRUST I

(a Delaware Business Trust)

CONDENSED SCHEDULES OF INVESTMENTS

(Unaudited)

	September 30, 2004		December 31, 2003
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Interest rates		$352,622		$85,814
Stock indices		(6,843)		500,764
Currencies		128,489		144,239
Commodities		749,369		1,557,566

Net unrealized gain on open futures contracts purchased	6.56%	1,223,637	9.63%	2,288,383

Futures contracts sold:
Interest rates		$(1,602)		$(8,593)
Stock indices		36,824		12,240
Currencies		(7,273)		(69,120)
Commodities		(222,248)		(686,863)

Net unrealized (loss) on open futures contracts sold	(1.04)%	(194,299)	(3.17)	(752,336)

Net unrealized gain on open futures contracts	5.52%	$1,029,338	6.46%	$1,536,047

Forward contracts purchased:
Net unrealized gain on open forward contracts purchased	1.43%	$266,468	1.57%	$374,108
Forward currency contracts sold:
Net unrealized gain on open forward contracts sold	0.07	13,778	0.02	4,325

Net unrealized gain on open forward contracts	1.50%	$280,246	1.59%	$378,433

Settlement Currency—Futures Contracts
Australian dollar	(0.12)%	$(22,639)	0.02%	$4,801
British pound	0.44	81,357	0.09	20,366
Canadian dollar	0.06	11,031	0.24	57,835
Euro	0.36	68,033	0.75	178,763
Hong Kong dollar	—	6	0.02	5,602
Japanese yen	0.94	174,996	0.07	17,697
Swedish krona	—	863	0.02	4,420
Swiss franc	0.05	9,959	0.05	12,042
U.S. dollar	3.79	705,732	5.20	1,234,521

Total	5.52%	$1,029,338	6.46%	$1,536,047

Settlement Currency—Forward Contracts
Australian dollar	0.02%	$2,543	(0.05)%	$(12,157)
British pound	(0.02)	(3,731)	(0.02)	(4,356)
Canadian dollar	0.11	20,500	0.05	11,267
Japanese yen	1.15	214,754	0.80	191,157
Other	0.06	12,175	—	—
Swedish krona	0.11	20,032	—	—
Swiss franc	(0.11)	(19,953)	0.07	15,493
U.S. dollar	0.18	33,926	0.74	177,029

Total	1.50%	$280,246	1.59%	$378,433

The accompanying notes are an integral part of these statements.

DIVERSIFIED FUTURES TRUST I

(a Delaware Business Trust)

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
REVENUES
Net realized gain (loss) on commodity transactions	$(1,527,501)	$3,996,329	$(1,261,560)	$(2,290,887)
Change in net unrealized gain/loss on open commodity positions	(604,896)	(1,730,968)	1,627,911	1,024,739
Interest income	179,804	218,372	62,863	58,256

	(1,952,593)	2,483,733	429,214	(1,207,892)

EXPENSES
Commissions	1,267,014	1,296,319	359,423	458,006
Management fees	322,385	335,398	92,871	115,419
Incentive fees	237,102	202,680	—	—

	1,826,501	1,834,397	452,294	573,425

Net income (loss)	$(3,779,094)	$649,336	$(23,080)	$(1,781,317)

ALLOCATION OF NET INCOME (LOSS)
Limited interests	$(3,741,305)	$642,835	$(22,851)	$(1,763,494)

General interests	$(37,789)	$6,501	$(229)	$(17,823)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest	$(41.49)	$6.41	$(0.26)	$(18.24)

Weighted average number of limited and general interests outstanding	91,079	101,336	88,481	97,645

STATEMENT OF CHANGES IN TRUST CAPITAL

(Unaudited)

	INTERESTS	LIMITED INTERESTS	GENERAL INTERESTS	TOTAL
Trust capital—December 31, 2003	92,961.991	$23,521,958	$237,691	$23,759,649
Net loss		(3,741,305)	(37,789)	(3,779,094)
Redemptions	(5,968.152)	(1,322,409)	(13,442)	(1,335,851)

Trust capital—September 30, 2004	86,993.839	$18,458,244	$186,460	$18,644,704

The accompanying notes are an integral part of these statements.

DIVERSIFIED FUTURES TRUST I

(a Delaware Business Trust)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Diversified Futures Trust I (the “Trust”) as of September 30, 2004 and December 31, 2003 and the results of its operations for the nine and three months ended September 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

On June 30, 2004, PSG and Preferred Investment Solutions Corp., formerly Kenmar Advisory Corp., (“Preferred”) entered into a Stock Purchase Agreement, pursuant to which PSG will sell, and Preferred will buy, all of the capital stock of the Managing Owner and another commodity pool operator owned by PSG. In connection with the transaction, the Managing Owner solicited proxies seeking approval from the Trust’s Interestholders for (i) the sale of the stock of the Managing Owner to Preferred; (ii) the concomitant approval of Preferred as the new managing owner of the Trust; and (iii) the approval of certain amendments to the Amended and Restated Declaration of Trust and Trust Agreement of the Trust, dated August 25, 1994. A Report on Form 8-K describing the transaction was filed with the Securities and Exchange Commission on July 1, 2004 and the definitive proxies were filed with the Securities and Exchange Commission on July 20, 2004, see Note E.

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

The costs charged to the Trust for brokerage services for the nine months ended September 30, 2004 and 2003 were $1,267,014 and $1,296,319, respectively and for the three months ended September 30, 2004 and 2003 were $359,423 and $458,006, respectively.

Amounts due from the Managing Owner and its affiliates (which are included in other receivables) as of September 30, 2004 and December 31, 2003, were $3,877 and $4,282, respectively.

The Trust’s assets are maintained either in trading or cash accounts for margin purposes with PFD, the Trust’s commodity broker. PFD credits the Trust monthly with 100% of the interest it earns on the average net assets in the Trust’s accounts.

The Trust, acting through its trading manager, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PFD. PFD then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets, Inc. (“PBGM”). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PFD and PBGM pursuant to a line of credit. PFD may require that collateral be posted against the marked-to-market position of the Trust.

As of September 30, 2004, a non-U.S. affiliate of the Managing Owner owned 362 limited interests of the Trust.

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

Credit Risk

When entering into futures or forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Trust as PFD, the Trust’s commodity broker, is the sole counterparty. The Trust has entered into a master netting agreement with PFD and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non- performance on all of the Trust’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of the Trust’s contracts may result in greater loss than non-performance on all of the Trust’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

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

PFD, when acting as the Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with other assets of PFD. At September 30, 2004, and December 31, 2003, such segregated assets totalled $13,849,114 and $17,843,950, respectively. Part 30.7 of the CFTC regulations also requires PFD to secure assets of the Trust related to foreign futures trading, which totalled $4,861,050 and $6,314,474 at September 30, 2004 and December 31, 2003, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2004, all of the Trust’s open futures and forward contracts mature within one year, except for certain interest rate futures contracts that have maturities as distant as September 2006.

D. Financial Highlights

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Performance per Interest
Net asset value, beginning of period	$255.58	$223.61	$214.58	$247.32

Net realized gain (loss) and change in net unrealized gain/loss on commodity transactions	(23.27)	21.48	4.14	(12.98)
Interest income	1.98	2.15	.71	0.60
Expenses	(19.97)	(18.17)	(5.11)	(5.87)

Net increase (decrease) for the period	(41.26)	5.46	(.26)	(18.25)

Net asset value, end of period	$214.32	$229.07	$214.32	$229.07

Total return (non-annualized):
Total return before incentive fees	(15.04)%	3.27%	(0.12)%	(7.38)%
Incentive fees	(1.10)	(0.83)	—	—

Total return after incentive fees	(16.14)%	2.44%	(0.12)%	(7.38)%

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Ratio to average net assets:
Net investment loss before incentive fees** (annualized)	(8.74)%	(7.73)%	(8.35)%	(8.84)%
Incentive fees (non-annualized)	(1.10)	(0.83)	—	—

Net investment loss after incentive fees	(9.84)%	(8.56)%	(8.35)%	(8.84)%

Interest income (annualized)	1.11%	1.19%	1.35%	1.00%

Expenses before incentive fees (annualized)	9.85%	8.92%	9.70%	9.84%
Incentive Fees (non-annualized)	1.10	0.83	—	—

Total expenses after incentive fees	10.95%	9.75%	9.70%	9.84%

**	Represents interest income less total expenses (exclusive of incentive fees). The Managing Owner believes that the disclosure of the ratio of net investment loss to average net assets as required under the AICPA Audit Guide For Investment Companies is not a meaningful or appropriate measure for the Trust as it is not a portfolio designed to return investment income. The Managing Owner believes that the total return ratio is the appropriate ratio as it also considers the Trust’s commodity trading gains/losses.

These financial highlights represent the overall results of the Trust during the nine and three month periods ended September 30, 2004 and 2003, respectively. An individual interest owner’s actual results may differ depending on the timing of redemptions.

E. Subsequent Events

The Managing Owner has been the sole managing owner of the Trust and, pursuant to the Trust’s Declaration of Trust and Trust Agreement, manages the Trust. The managing owner holds the Trust’s general interests. (The general interests are not a class of equity of the Trust that is registered under the Securities Exchange Act of 1933).

As of October 1, 2004, Preferred acquired from PSG all of the outstanding stock of the Managing Owner. Immediately after such acquisition, the Managing Owner was merged with and into Preferred. Accordingly, as of October 1, 2004 all of the board of directors and officers of Prudential Securities Futures Management Inc. resigned. Following Preferred’s acquisition of the Managing Owner and its merger with and into Preferred, Preferred became the successor managing owner of the Trust. A report on Form 8-K describing the acquisition was filed with the Securities and Exchange Commission on October 7, 2004.

The Managing Owner held interests in other assets and investments besides its interest in the Trust. In this transaction, Preferred also acquired all of the outstanding stock of another commodity pool operator owned by PSG.

On October 1, 2004, an agreement was executed between Preferred and PFD which amended and restated the brokerage agreement between the Trust and PFD. On such date, Preferred will commence receiving the brokerage commissions which were previously paid to PFD, excluding transaction fees which will be paid to PFD. The agreement incorporates the previous PFD brokerage agreement’s terms, including the total fees paid by the Trust. Under the agreement, PFD’s transaction based fee will be paid out of the total fees paid by the Trust to Preferred.

DIVERSIFIED FUTURES TRUST I

(a Delaware Business Trust)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

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

The Trust Agreement provides that an interest holder may redeem its interests as of the last business day of any calendar quarter at the then current NAV per interest. Redemptions of limited interests and general interests for the nine months ended September 30, 2004 were $1,322,409 and $13,442, respectively and for the three months ended September 30, 2004 were $315,453 and $3,216, respectively. Redemptions of limited interests and general interests from the commencement of operations, (January 5, 1995), to September 30, 2004 totalled $80,249,322 and $680,800 respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At September 30, 2004, 100% of the Trust’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which was used as margin for the Trust’s trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. PFD credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, some commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Trust from promptly liquidating its commodity futures positions.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2004, the Trust had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of The Trust. While the Trust exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have material impact on the Trust’s financial position.

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

Results of Operations

The net asset value per interest as of September 30, 2004 was $214.32 a decrease of 16.14% from the December 31, 2003 net asset value per interest of $255.58, and a decrease of 0.12% from the June 30, 2004 net asset per interest of $214.58. Past performance is not necessarily indicative of future results.

The Trust’s trading gains (losses) before commissions were $(2,132,000) and $366,000 during the nine and three months ended September 30, 2004 compared to $2,265,000 and $(1,266,000) for the corresponding periods in the prior year. Due to the nature of the Trust’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust’s current quarter trading results is presented below.

Quarterly Market Overview

U.S. economic activity in the third quarter of 2004 exhibited strength in July followed by slower than expected growth in August and September. While the third quarter has traditionally been weaker than the other quarters in the year, the U.S. economy faced many issues that added to the usual seasonal third quarter slump such as high energy prices, soft domestic and global economies, a weak U.S. job market, growing U.S. current-account and budget deficits, terrorism, as well as the uncertain presidential election outcome and future of Iraq. On the other hand, despite soaring crude oil prices, inflation remained within expectations and the Federal Reserve Board continued its program of gradually raising interest rates. Domestic manufacturing and construction were robust due to a strong housing market in the beginning of the quarter but ended the quarter below estimated projections. In September, housing starts increased to their highest levels in five months despite hurricanes and a declining trend in home sales. September brought more warnings of quarterly corporate earnings disappointments than any other month this year as well as an increase in announcements of layoffs. In July, payrolls exhibited the smallest gain in hiring since December of 2003, rebounded slightly in August and ended lower than expected in September with growth continuing in service sectors and reductions for the first time in three months in the manufacturing sector. Weak labor markets combined with rising grocery and energy bills reduced consumer confidence from a two-year high in July but consumer spending strengthened in the early summer and through the end of September due to incentives and deep discounting from auto manufacturers. Retail sales had a rocky third quarter as consumers spent less for the fourth straight month in September resulting in disappointing back-to-school sales and concerns about a potentially disappointing holiday shopping season. Hurricanes in the Southeast and unusually warm weather in the Midwest also contributed to lackluster sales.

Many central banks around the world raised interest rates during the third quarter. In Europe, worries about high oil prices, weakening global economic growth, loss of corporate investment to more vibrant economies, rising unemployment and the worst service-sector activity in a year and despite rising exports there was a decline in confidence across many economic sectors. Household spending was hampered by low consumer confidence and sluggish employment recovery. In Asia, Japan’s government and central bank released a report in early July stating that the recovery in production and corporate profits was spreading to domestic consumption, an indication of steady economic improvement. However, revised industrial output data and shrinking economic activity raised doubts about the pace of recovery. While August unemployment figures declined, weak consumer spending and wage growth indicated that Japan was still battling a fifth year of deflation. Dependent on imports as a source of oil, the high cost of oil struck Japan particularly hard but the Japanese domestic economy regained some footing towards the end of the quarter. The Chinese government’s credit tightening has been leading to a soft economic landing and a reduction in expansion throughout Asia despite rising prices. Developing Asian countries benefited from stronger trade, domestic consumption and investments. India expanded slower than expected due to the impact of unusual wet weather conditions on farm output as well as a surprise victory by the opposition party in the Indian elections. Indonesia’s economy received a boost when it participated in its first direct presidential election. In the Americas, concerns surrounding the economic outlook and the impact of high oil prices led the Bank of Canada to increase its rates for the first time in 17 months. Brazil’s economy expanded throughout the quarter resulting in an interest rate increase by the Banco Central Do Brazil in September and upgraded credit ratings.

Indices: U.S. equity indices had low volatility and were range bound in a lack-luster third quarter as the three major U.S. equity indices experienced declines for the third quarter. The S&P 500 Index declined by 1.9%, the Dow Jones Industrial Average declined by 3.4% and the NASDAQ Composite declined by 7.4%. Contradictory economic figures, weaker than expected earnings reports, and higher energy costs resulted in a drag on performance. European stock indices performed poorly over worries of increasing oil prices, rising unemployment, and projected slowing global economic growth. However, the London FTSE bucked the trend by increasing 2.4%, while the Paris CAC 40 Index was down 2.5%, and the German DAX slid 3.9%. In Asia, Japan’s Tokyo Nikkei Stock Index declined by 8.7% due to doubts about the pace of Japan’s recovery and the Hong Kong Hang Seng Index reported an increase of 6.8%.

Interest rates: Economic growth in the United States slowed from earlier expectations resulting in a rally in the bond market in the third quarter of 2004. The rally was in response to the market perception that aggressive tightening of credit by the U.S. Federal Reserve will not be forthcoming, but replaced with the Greenspan gradualism of raising the Fed funds rate. Additionally, inflation fears subsided as inflation numbers had been within expectations and were not overly affected by the oil price shock. The Lehman Aggregate Bond Index returned a positive 3.2% in the third quarter. In Europe, the bund market also rallied in the third quarter due to slowing economic growth expectations resulting in a flight to quality. Similarly, the Japanese Government Bond saw decreasing yields as prices increased resulting from fears of a slowdown in its economic recovery.

Currencies: The U.S. dollar began the 2004 third quarter depreciating against the world’s major currencies, then rallied over a cautious Fed and mixed economic data only to reverse course based on concerns that high oil prices will temper the pace of expansion in the U.S. economy. The currency market continued to be range bound with increasing market gyrations netting high levels of volatility. This has resulted in a difficult trading environment with no long-term trends developing. The euro gained ground on the U.S. dollar as a weak U.S. job market and a slowing of the U.S. economy as indicated from decreasing consumer confidence. Weak economic numbers also helped to push the Japanese yen higher versus the U.S. dollar.

Energies: Demand for energy remained strong throughout the third quarter and supply level fears and geopolitical risk premiums have sustained oil prices above the prescribed price range for crude oil by the Organization of the Petroleum Exporting Countries (OPEC). The 2004 third quarter started with increasing crude oil prices from high disruption fears in many key oil-producing regions like Iraq, Russia, Nigeria, Venezuela, and Saudi Arabia. As the quarter progressed, oil prices decreased only to see a reversal that sent prices to new highs of over $50 per barrel by the end of the quarter. The increase in prices were also due to disruptions in oil refineries as Hurricanes Jeanne, Ivan, Charley, and Frances stormed through the Southeastern region of the U.S. leading to decreased inventory levels.

Metals: Gold and silver prices were higher in the third quarter given geopolitical concerns and speculation that the U.S. Dollar will continue to decline against the euro, and rising energy costs will slow U.S. economic growth. Gold and silver’s rally paralleled that of crude oil because higher oil prices depressed economic growth in the U.S. which led to the depreciation the U.S. dollar. Additionally, investors that held U.S. dollars purchased gold as protection against further loss because gold is priced in U.S. dollars and it holds value better than the depreciating U.S. dollar. In the base metals, prices were mixed because of short-term supply constraints but rallied at the end of the quarter.

Grains: The grain market continued to march lower in response to expectations that harvests will be very strong. Favorable weather conditions in the quarter were conducive for a very good growing season in the U.S. This has given rise to estimates that soybean production could reach record levels. The weakened soy market has pushed prices of soy products lower. Corn yield is also projected higher, thereby, pushing prices lower.

Softs: Cotton prices rallied during August in response to worries of lower yields from unfavorably wet growing conditions caused by Hurricane Charley but ultimately ended the quarter lower. Further price advances came on the prospects of more disruptions in cotton supplies due to Hurricane Frances. Damage to the orange crop in Florida from Hurricanes Charley and Frances also led to rising prices for orange juice futures. Sugar prices climbed higher on news of lower inventory supply of sugar in Brazil.

Quarterly Trust Performance

The following is a summary of performance for the major sectors in which the Trust traded:

Indices (–): Fears of a slow down in economic growth resulted in many indices losing ground throughout the quarter. Long positions in the mini-NASDAQ, the German DAX Index, the Japanese Nikkei Index resulted in a net loss.

Currencies (–): The U.S. dollar was range bound in the third quarter of 2004 against many foreign currencies. Long U.S. dollar contracts against the Japanese yen and the euro resulted in a net loss for the Trust.

Softs (–): Because of poor weather due to Hurricanes Charley and Frances, cotton prices rose in August on worries of a lower yield but ultimately ended the quarter lower. Sugar prices also rose on news of lower than expected inventory in Brazil. Short positions in cotton and sugar netted a loss for the Trust.

Metals (–): The prices of base metals were mixed because of short-term supply constraints but rallied at the end of the quarter. Long positions in copper resulted in profits however these were more than offset by long positions in zinc and short positions in nickel that resulted in net a loss for the Trust.

Interest Rates (+): Economic growth in the United States slowed from earlier expectations resulting in a rally in the bond market in the third quarter of 2004. Long positions in the Euro Bund, the U.S. 10-year Note, and the U.S. 30-year Bond resulted in gains.

Energies (+): Supply level fears and geopolitical risk helped push energy prices to record levels, with the price of crude oil pushing pass $50/barrel. Long positions in light crude, natural gas, crude oil, and heating oil resulted in gains.

Grains (+): Favorable weather conditions led to expectations of record yields in the corn and soybean harvest, thereby, driving down prices. Short corn and wheat positions resulted in net gains.

Interest income is earned on the average net assets held at PFD and, therefore, varies monthly according to interest rates, trading performance, and redemptions. Interest income decreased $39,000 and increased $5,000 for the nine and three months ended September 30, 2004 compared to the corresponding periods in 2003. These changes were due to a decrease in average net assets as a result of weak trading performance and redemptions, offset, by higher Third Quarter 2004 interest rates.

Commissions are calculated on the Trust’s net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions for the nine and three months ended September 30, 2004 decreased $29,000 and $99,000 compared to the corresponding periods in 2003. The decreases were due to lower net assets as a result of weak trading performance and redemptions during 2004, partially offset, by the Trust not incurring commissions on the portion of assets unallocated to trading until February 2003 when each of the new trading managers began trading.

Management fees are calculated on the Trust’s net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the nine and three months ended September 30, 2004 decreased $13,000 and $23,000 compared to the corresponding period in 2003 for the same reasons commissions decreased as previously discussed above.

Incentive fees are based on the New High Net Trading Profits generated by the trading managers, as defined in the Advisory Agreements among the Trust, the Managing Owner and the trading managers. Incentive fees for the nine months ended September 30, 2004 and 2003 were $237,000 and $203,000, respectively. No incentive fees were incurred during the three months ended September 30, 2004 and 2003.

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

In designing and evaluating the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), the Managing Owner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and the Managing Owner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2.	Unregistered Sales of Equity and Use of Proceeds—None

Item 3.	Defaults Upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders:

The Registrant held a Special Meeting of limited interests on September 21, 2004 (the “Meeting”). At the Meeting the limited interests were asked to vote on the sale of the stock of the Managing Owner to Preferred; the concomitant approval of Preferred as the new managing owner of the Fund; and the approval of certain amendments to the Trust Agreement (the “Proposal”)

The Proposal was approved by the limited interests.

Votes Cast
For	Against	Abstentions
49,121.62	2,304.58	1,181.46

Item 5.	Other Information—None

Item 6.	Exhibits

3.1 and 4.1—

Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of October 1, 2004, (incorporated by reference to Exhibits 3 (ii) to Registrant’s Current Report on Form 8-K Filed on October 7, 2004.)

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

DIVERSIFIED FUTURES TRUST I

By:	Preferred Investment Solutions Corp. A Connecticut corporation, managing owner as of October 1, 2004

	By: /s/ Kenneth A. Shewer	Date: November 15, 2004
Kenneth A. Shewer Chief Executive Officer