Form 10-Q
period 2005-03-31
DIVERSIFIED FUTURES TRUST I
filed 2005-05-16
CIK 926805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-26004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIVERSIFIED FUTURES TRUST I

FINANCIAL STATEMENTS

March 31, 2005

DIVERSIFIED FUTURES TRUST I

STATEMENTS OF FINANCIAL CONDITION

March 31, 2005 (Unaudited) and December 31, 2004 (Audited)

	March 31, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$18,372,630	$20,394,257
Net unrealized gain on open futures contracts	486,722	532,883
Net unrealized gain (loss) on open forward contracts	79,687	(93,777)

Total assets	$18,939,039	$20,833,363

LIABILITIES
Redemptions payable	$589,992	$513,955
Management fees payable	31,300	41,888
Commissions payable	104,833	114,332

Total liabilities	726,125	670,175

Commitments

TRUST CAPITAL
Limited interests (81,520.721 and 83,974.684 interests outstanding) at March 31, 2005 and December 31, 2004	18,020,596	19,956,434
General interests (870 interests outstanding) at March 31, 2005 and December 31, 2004	192,318	206,754

Total trust capital	18,212,914	20,163,188

Total liabilities and trust capital	$18,939,039	$20,833,363

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2005 (Unaudited) and December 31, 2004 (Audited)

	March 31, 2005		December 31, 2004
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	2.25%	$410,821	1.12%	$226,555
Currencies	(0.01)%	(2,325)	0.03%	6,225
Interest rates	0.64%	116,824	0.77%	154,841
Stock indices	(0.61)%	(111,793)	1.30%	260,855

Net unrealized gain on futures contracts purchased	2.27%	413,527	3.22%	648,476

Futures contracts sold:
Commodities	(0.47)%	(85,742)	(0.62)%	(125,504)
Currencies	0.00%	0	0.00%	0
Interest rates	0.88%	160,495	0.06%	10,961
Stock indices	(0.01)%	(1,558)	(0.01)%	(1,050)

Net unrealized gain (loss) on futures contracts sold	0.40%	73,195	(0.57)%	(115,593)

Net unrealized gain on futures contracts	2.67%	$486,722	2.65%	$532,883

Forward contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	0.70%	$126,761	(0.18)%	$(36,981)

Forward contracts sold:
Net unrealized (loss) on forward contracts sold	(0.26)%	(47,074)	(0.29)%	(56,796)

Net unrealized gain (loss) on forward contracts	0.44%	$79,687	(0.47)%	$(93,777)

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES
Realized	$(1,194,605)	$2,408,733
Change in unrealized	127,303	(1,022,001)
Interest income	116,195	62,781

Total revenues	(951,107)	1,449,513

EXPENSES
Brokerage commissions	364,766	474,140
Management fees	91,940	124,764
Incentive fees	0	237,102

Total expenses	456,706	836,006

NET INCOME (LOSS)	$(1,407,813)	$613,507

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest	$(16.59)	$6.60

Weighted average number of limited and general interests outstanding	84,845	92,962

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Interests	Limited Interests	General Interests	Total
Three Months ended March 31, 2005
Trust capital at December 31, 2004	84,844.684	$19,956,434	$206,754	$20,163,188
Net (loss) for the three months ended March 31, 2005		(1,393,377)	(14,436)	(1,407,813)
Redemptions	(2,453.963)	(542,461)	0	(542,461)

Trust capital at March 31, 2005	82,390.721	$18,020,596	$192,318	$18,212,914

Three Months ended March 31, 2004
Trust capital at December 31, 2003	92,961.991	$23,521,958	$237,691	$23,759,649
Net income for the three months ended March 31, 2004		607,368	6,139	613,507
Redemptions	(1,167.888)	(303,051)	(3,146)	(306,197)

Trust capital at March 31, 2004	91,794.103	$23,826,275	$240,684	$24,066,959

Net Asset Value per Limited and General Interest
March 31, 2005	December 31, 2004	March 31, 2004	December 31, 2003
$221.06	$237.65	$262.18	$255.58

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2005, and the statements of operations and changes in trust capital for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Diversified Futures Trust I (the “Trust”) as of March 31, 2005 and the results of its operations for the three months ended March 31, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

The Trust was organized under the Delaware Statutory Trust Act on May 18, 1994 and will continue until December 31, 2020 unless terminated sooner under the provisions of the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust was formed to engage in the speculative trading of commodity futures and forward contracts. The Trust’s trustee is Wilmington Trust Company.

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

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group, Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirect wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. Like PEG, PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association. On April 1, 2004, PEG transferred the ownership of the Managing Owner and PFD Holdings, LLC, the direct parent of PFD to PSG.

On June 30, 2004, PSG and Preferred Investment Solutions Corp., formerly Kenmar Advisory Corp. (“Preferred”), entered into a Stock Purchase Agreement, pursuant to which PSG would sell, and Preferred would buy, all of the capital stock of Prudential Securities Futures Management Inc. (the then current Managing Owner of the Trust) and another commodity pool operator owned by PSG. In connection with the transaction, Prudential Securities Futures Management Inc. solicited proxies seeking approval from the Trust’s Interest holders for (i) the sale of the stock of Prudential Securities Futures Management Inc. to Preferred; (ii) the concomitant approval of Preferred as the new Managing Owner of the Trust; and (iii) the approval of certain amendments to the Declaration of the Trust and Trust Agreement of the Trust. A report on Form 8-K describing the transaction was filed with the Securities Exchange Commission on July 1, 2004 and the definitive proxies were filed with the Securities and Exchange Commission on July 20, 2004.

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

Note 2. RELATED PARTIES

The Managing Owner or third parties engaged by the Managing Owner perform services for the Trust which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment function; investor communications; printing and other administrative services. Except for costs related to brokerage services, PEG or its affiliates paid all the costs of these services as well as the Trust’s routine operational, administrative, legal and auditing costs through September 30, 2004. Effective October 1, 2004, Preferred began performing such services for the Trust with the exception of brokerage services. Preferred pays all of the costs of such services.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. RELATED PARTIES (CONTINUED)

The costs charged to the Trust for brokerage services for the three months ended March 31, 2005 and 2004 were $364,766 and $474,140, respectively.

The Trust’s assets are maintained either in trading or cash accounts at PFD, the Trust’s commodity broker, or for margin purposes, with the various exchanges on which the Trust is permitted to trade. PFD credits the Trust monthly with 100% of the interest it earns on the average net assets in the Trust’s accounts.

The Trust, acting through its trading managers, executes over-the-counter, spot, forward and/or option foreign exchange transactions with its broker. The broker then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets, Inc. (“PBGM”). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between the Trust and its broker pursuant to a line of credit. The broker may require that collateral be posted against the marked-to-market position of the Trust.

Note 3. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk

When entering into futures or forward contracts, the Trust is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e. some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Trust as the Trust’s commodity broker is the sole counterparty. The Trust has entered into a master netting agreement with its broker and, as a result when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition; however, counterparty non-performance on only certain of the Trust’s contracts may result in greater loss than non-performance on all of the Trust’s contracts. The amount at risk associated with counterparty non-performance of all of the Trust’s contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trust.

The Managing Owner attempts to minimize both credit and market risks by requiring the Trust and its trading managers to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Trust, the Managing Owner has the right, among others, to terminate each trading manager if the net asset value allocated to the trading manager declines by 33 1/3% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Amended and Restated Declaration of Trust and Trust Agreement provides that the Trust will liquidate its positions, and eventually dissolve, if the Trust experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Trust.

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with its other assets. At March 31, 2005 and December 31, 2004, such segregated assets totaled $12,382,353 and $13,404,536, respectively. Part 30.7 of the CFTC regulations also requires the Trust’s futures commission merchant to secure assets of the Trust related to foreign futures trading which totaled $6,476,999 and $7,522,604 at March 31, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2005, substantially all of the Trust’s open futures and forward contracts mature within one year.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. FINANCIAL HIGHLIGHTS

The following information presents per interest performance data and other supplemental financial data for the three months ended March 31, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended March 31,
	2005	2004
Per Interest Performance (for an interest outstanding throughout the entire period)

Net asset value, beginning of period	$237.65	$255.58

Net realized and change in net unrealized gain (loss) on commodity transactions (1)	(12.58)	14.92
Interest income (1)	1.37	0.68
Expenses (1)	(5.38)	(9.00)

Net increase (decrease) for the period	(16.59)	6.60

Net asset value, end of period	$221.06	$262.18

Total Return (3)
Total return before incentive fees	(6.98)%	3.53%
Incentive fees	0.00%	(0.95)%

Total return after incentive fees	(6.98)%	2.58%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees (2), (4)	(7.23)%	(8.63)%
Incentive fees (3)	0.00%	(3.82)%

Net investment loss after incentive fees	(7.23)%	(12.45)%

Interest income (4)	2.47%	1.01%

Incentive fees (3)	0.00%	3.82%
Other expenses (4)	9.70%	9.64%

Total net expenses	9.70%	13.46%

Total returns are calculated based on the change in value of a interest during the period. An individual interestholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)	Interest income per interest and expenses per interest are calculated by dividing interest income and expenses by the weighted average number of interests outstanding during the period. Net realized and change in net unrealized gain (loss) on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per interest with the other per interest information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Not annualized.
(4)	Annualized.

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

The Trust Agreement provides that an Interest holder may redeem its Interests as of the last business day of any calendar quarter at the then current NAV per Interest. Redemptions of Limited Interests and general interests for the three months ended March 31, 2005 were $542,461 and $0, respectively. Redemptions of Limited Interests and General Interests from the commencement of operations, January 5, 1995, to March 31, 2005 totaled $81,302,526 and $680,801, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At March 31, 2005, 100% of the Trust’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which was used as margin for the Trust’s trading in commodities. Inasmuch as the sole business of the Trust is to trade in commodities, the Trust continues to own such liquid assets to be used as margin. The broker credits the Trust monthly with 100% of the interest it earns on the average net assets in these accounts.

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

Since the Trust’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Trust’s exposure to market risk is influenced by a number of factors, including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Trust’s speculative trading, as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Trust’s experience to date and could ultimately lead to a loss of all or substantially all of investor’s capital. The Managing Owner attempts to minimize these risks by requiring the Trust and its trading manager to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 3 to the financial statements for a further discussion of the credit and market risks associated with the Trust’s futures and forward contracts.

The Trust does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2005, the Trust has not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

The Trust’s contractual obligations are with the Managing Owner, each Trading Manager and its commodity broker. Payments made under the Trust’s agreement with each Trading Manager are at a fixed rate, calculated as a percentage of the Trust’s “New High Net Trading Profits”. Management fee payments made to the Trading Managers and fees paid to the Managing Owner are calculated as a fixed percentage of the Trust’s Net Asset Values (“NAVs). As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for futures periods as NAVs are not known until a future date. Commission payments to the commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount of payments that will be required under the brokerage agreement for future periods as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes 1 & 3 of the Registrant’s 2004 Annual Report.

Results of Operations

The net asset value per interest as of March 31, 2005 was $221.06 a decrease of 6.98% from the December 31, 2004 net asset value per interest of $237.65. Past performance is not necessarily indicative of future results.

The Trust’s trading gains (losses) before commissions were $(1,067,000) and $1,387,000 during the three months ended March 31, 2005 and 2004, respectively. Due to the nature of the Trust’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Trust’s current quarter trading results is presented below.

Quarterly Market Overview

The Federal Reserve, and its heightened inflation concerns, was the big story within the US economy during the first quarter. For the seventh consecutive meeting, the FOMC raised rates at its March meeting and Fed Funds futures market suggests that they will increase them 25 basis points at least, at the next three meetings. The “hawkish” language concerning inflation, at their most recent conclave, had some analysts forecasting that they will eliminate the word “measured” from the next communiqué and possibly hike rates by 50 points at one of the next two meetings. However, recent economic data has been less than scintillating and it seems that they will likely continue at their present pace. Bond yields quickly responded and ended the Quarter near 4.50% after being as high as 4.63% after the FOMC statement. The Fed bias clearly shifted to a more vigilant tone and the decision to change the language was unanimous, although it did not indicate 50 points increases were in the cards. In summary, the US economy continues to grow at a fairly brisk pace but there are some warning signs. The impact of surging oil, record gas pump prices and higher interest rates are not yet fully imbedded in the economic data. This already has many economists calling for a slower second quarter.

Recent data suggest some sluggishness in global growth. Europe, which lagged in the fourth quarter of 2004, extended that pattern with the continuing exception of the United Kingdom. The ECB cut its growth outlook for the Eurozone to 1.6% for 2005 from the previous 1.9%. High oil prices were clearly a factor in the reduced growth outlook. Both the ECB and the Bank of England held rates unchanged in the quarter, as well as at their first meeting in April. France and Germany have experienced “double-digit unemployment.” French unemployment reached a 10-year high of 10.0% and Germany saw a postwar high 11.4% rate. Clearly, Europe, excluding the UK, is the weakest of the three major economic zones, falling behind the Americas and Asia.

Japan entered 2005 on an optimistic note but as the first quarter of 2005 developed the data indicated a slower growth pattern. In mid March the Japanese government revised its fourth quarter 2004 growth estimate, to a positive 0.1% from the previous 0.1% contraction, but much of the other data had a negative leaning, particularly late in the quarter. Annualized, Japan grew at a 0.5% rate in 2004. Increased inventories and government spending were featured. Japan’s Unemployment rate rose to 4.7% in February from 4.5% a month earlier which was weaker than expected. Japan’s February Retail Sales fell 2.8% and Personal Spending dropped 4.1%. As the quarter ended, there was something of an “economic cloud” over Japan’s economy, and with oil over $55 per barrel, the outlook seems tenuous, given the nation’s near 100% dependence on imported oil. The latest “Tankan” report, a business sentiment index issued by the BOJ, was a disappointing 14 in the first quarter, down from 22 in the fourth quarter of 2004 and a 13 year high of 26 in the third quarter of 2004.

Currencies: The US dollar halted a long slide in January, then weakened a bit in February but rallied again in March. The specter of higher interest rates in the US, versus indications that the ECB will not raise rates any time soon, helped propel the dollar higher. With almost 100% certainty that the Fed will raise rates at least for the next three FOMC meetings, the greenback has gained favor. There is speculation that the Bank of England will raise rates later in the year, as the UK economy continues buoyant, but no imminent change is anticipated. Very weak data from Germany and France, particularly on the employment front, worked against the euro, which lost for the month and the quarter. The dollar extended gains against the euro and pound as the second quarter of 2005 began. The yen lost for the quarter and a weak “Tankan” report did not bode well for the second quarter. Overall strength in commodities was supportive of both the Canadian and Australian currencies.

Energies: The energy complex, not surprisingly, led the advance in commodity prices in the first quarter. Products showed particular strength in March as both unleaded and heating oil achieved all time highs. With the exception of a mid March correction, following OPEC’s decision to raise production by 500,000 bpd and speculation that they were prepared to double that if needed, the petroleum complex was constantly on the offensive. Both heating oil and gasoline gained slightly in excess of 15% in March, bringing their respective quarterly appreciation to 41.1% and 34.5% respectively. Winter weather turned cold, with below normal temperatures in key consuming regions during the final third of the season, after have been mild for much of the winter. Despite this, heating oil supplies ended the season at ample levels. Gasoline demand has shown little, if any, indication of slowing, despite record prices in the US at the pump.

Natural gas soared during the quarter and the advance did not appear to be on its own merits but rather more on the heels of the gains in the petroleum complex, although the cold weather in March was supportive. Reports put inventories 222 billion cubic feet above last year and 206 billion ahead of the 5-year average. So it is apparent that inventory levels appear ample and it supports the conclusion that speculation has been a primary driver of prices.

Grains: January’s disappointing steady decline carried into the first week of February, where new life-of-contract lows were posted, down below the $5.00 level, the lowest price seen since the summer of 2002. The February USDA Supply/Demand Report, however, signaled the end of the price erosion, and the rest of the month was spent with soybeans appreciating by almost 25%, to enter the month of March at around the $6.20 level.

Price action seen over the past Quarter for the corn market mirrored that seen in soybeans, but corn’s market volatility was considerably greater. So after a tumultuous period of trading, the end result for the corn market was about a 10 cent, or 5%, loss for the month, and for the entire quarter, a gain of less than 2%.

Wheat’s price pattern over the past 3 months was almost a carbon-copy of that seen in the soybeans. Just as was the case in both the beans and the corn markets, the last half of the month of March was spent giving back all of the monthly gains, and in the case of wheat, some of the advance seen in February as well. For the quarter, wheat closed out with a meager 15 cent, or 5% gain.

Cotton prices during March traded in a 4 cent band, finding both the bottom and the top of the 5000 to 5400 band, twice during the month. For the quarter, prices gained 17%.

Indices: January was a tough month for US equities but February saw solid gains. Unfortunately, the tie-breaker month of March proved to be negative with NASDAQ declining the most. Both the Dow and S&P declined 2.6% in the first quarter.

Foreign markets were somewhat better performers although they tended to weaken as the quarter came to a close. The Nikkei, despite a 0.9% loss in March, saw a 1.6% improvement in the first quarter even with the oil surge and some lackluster economic data. In Europe, London’s FTSE fell 2.1% in March, essentially in line with US markets but decent economic data limited the decline. The German DAX shrugged off a seemingly endless run of negative data and managed to close the first quarter with a gain. France, which saw similarly poor economic numbers, closed out March with gains.

Interest Rates: Treasuries showed a continuing reluctance to move to higher yield levels for much of January and February but finally broke out as March developed. The ongoing Fed policy of raising rates at a 25 basis point clip, at each FOMC meeting, and a near certainty that they will increase them at the next few meetings, has finally impacted market psychology. Among foreign nations, the ECB, BOE and Bank of Canada left rates unchanged as did Japan. There was persistent speculation that the Bank of China might hike rates but no action was taken or seems imminent. Foreign participation in US securities remained strong despite various stories and rumors to the contrary, particularly surrounding Japan, Korea, Russia and OPEC.

Metals: Gold suffered losses for the quarter. The market has clearly been hurt by a recovery in the US dollar against the euro and yen that began in late January. When the dollar weakened toward the end of March, gold prices recovered some of their losses from earlier in the month. The physical market was fairly active and included some seasonal buying from India. Silver put in a very volatile trading performance and was 4.5% higher on the quarter.

The base metal’s complex finished the first quarter with solid gains that included a strong March performance. The sector was able to shrug off higher interest rates, the threat of oil derailing global growth, economic weakness in the Eurozone and misplaced ideas that China’s growth would slow measurably, which would weigh on their demand for base metals and commodities in general. LME inventories remain low for copper, aluminum, zinc, nickel and lead while the demand side of the equation maintains positive momentum. Producers have picked up some of the slack but not enough to thwart the uptrend and base metals have become a favorite of the fund community.

Softs: Coffee turned in a solid March, gaining 4.0%, which brought its quarterly advance to 19.3%. Prices broke out technically, adding to a bullish fundamental structure that includes strong demand.

Sugar went in the other direction, falling 5.1% in March and 6.0% for the quarter within the Dow Jones AIG Index. Remember that sugar prices rose about 40% in 2004 so some correction might have been expected. The market was up in January but subsequently turned lower.

Cocoa had a solid quarter gaining about $100, to $1639, basis nearby futures. Political unrest in the Ivory Coast was an ongoing feature throughout the quarter. In late March, the British Government issued an advisory for its citizens to leave the country following reports of a buildup in armed forces along the ceasefire line between the government and rebels.

Citrus extended its gains with high citrus prices continuing to be sustained by last year’s Florida hurricane damage with estimates that 30% of the crop has been lost. Problems with Brazil’s crop have added to the bullish mix.

Quarterly Trust Performance

The following is a summary of performance for the major sectors in which the Trust traded:

Currencies (–): The trend towards a weaker USD in the fourth quarter of 2004 ended and the currency markets fluctuated significantly in the first quarter. Losses were generated from long Japanese yen crosses.

Energies (+): The trend this quarter was towards higher prices in the energy sector. Profits were generated from long positions in NY and London crude and heating oil.

Grains (–): The sector traded in a very volatile manner this quarter. The net result for the quarter was negative, with the short corn and soybean meal positions the largest contributors.

Indices (–): Stock markets globally were mixed for the quarter, making them difficult to trade. Losses were generated from long positions in the NASDAQ, S&P 500 and Hang Seng.

Interest Rates (–): With the US hiking rates and the rest of the developed world keeping rates stable, the interest rate picture was mixed globally. Long positions in the British gilts and euribor proved costly, as did long and short positions in the US treasury note.

Metals (+): Industrial metals continued to rally steadily higher. Long positions in copper, zinc and nickel proved profitable.

Softs (+): The sector was profitable for the quarter, with the largest gains coming from long positions in coffee.

Interest income is earned on the average net assets held at the broker and, therefore, varies monthly according to interest rates, as well as the effect of trading performance, and redemptions on the level of interest-bearing funds. Interest income increased by $53,000 for the three months ended March 31, 2005 as compared to the corresponding period in 2004 primarily due to higher interest rates during the first quarter of 2005 versus 2004.

Commissions are calculated on the Trust’s net asset value at the beginning of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by $109,000 for the three months ended March 31, 2005 as compared to the corresponding period in 2004. The decrease in 2005 versus 2004 was primarily due to the decrease in average assets from negative trading performance and redemptions.

Management fees are calculated on the Trust’s net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2005 decreased $33,000 compared to the corresponding period in 2004 for the same reasons commissions decreased as previously discussed above.

Incentive fees are based on the New High Net Trading Profits generated by the Trading Managers, as defined in the Advisory Agreements among the Trust, the Managing Owner and the Trading Managers. Incentive fees for the three months ended March 31, 2004 were $237,102. No incentive fees were incurred during the three months ended March 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s co-chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s co-chief executive officer and chief financial officer concluded that the Trust’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the Managing Owner or to which the Registrant or Managing Owner was a party during the period covered by this report

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits:

3.1
and
	4.1	Second Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED FUTURES TRUST I

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: May 16, 2005
Kenneth A. Shewer
Chairman and Director

	By:	/s/ Maureen D. Howley	Date: May 16, 2005
Maureen D. Howley
Senior Vice President and Chief Financial Officer