Form 10-Q
period 2007-03-31
DIVERSIFIED FUTURES TRUST I
filed 2007-05-14
CIK 926805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2007

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

(914) 307-7000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Yes  ☐    No  ☒

DIVERSIFIED FUTURES TRUST I

INDEX TO QUARTERLY REPORT ON FORM 10Q

MARCH 31, 2007

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

DIVERSIFIED FUTURES TRUST I

FINANCIAL STATEMENTS

March 31, 2007

DIVERSIFIED FUTURES TRUST I

STATEMENTS OF FINANCIAL CONDITION

March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
ASSETS
Cash in commodity trading accounts	$502	$14,297,622
Net unrealized (loss) on open futures contracts	0	(4,160)
Net unrealized gain on open forward contracts	0	76,103
Investment in WCM Pool LLC (105.91% and 0.00% of net asset value, respectively)	11,763,078	0

Total assets	$11,763,580	$14,369,565

LIABILITIES
Redemptions payable	$614,863	$1,330,406
Management fees payable	0	23,867
Commissions payable	42,370	36,168

Total liabilities	657,233	1,390,441

TRUST CAPITAL
Limited interests (54,631.424 and 57,632.560 interests outstanding) at March 31, 2007 and December 31, 2006, respectively	10,987,684	12,835,254
General interests (590 and 646 interests outstanding) at March 31, 2007 and December 31, 2006, respectively	118,663	143,870

Total trust capital	11,106,347	12,979,124

Total liabilities and trust capital	$11,763,580	$14,369,565

Net Asset Value per Limited and General Interest

March 31, 2007	December 31, 2006
$201.12	$222.71

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007		December 31, 2006
	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts

Futures contracts purchased:
Commodities	0.00%	$0	0.37%	$47,853

Net unrealized gain on futures contracts purchased	0.00%	0	0.37%	47,853

Futures contracts sold:
Commodities	0.00%	0	(0.40)%	(52,013)

Net unrealized (loss) on futures contracts sold	0.00%	0	(0.40)%	(52,013)

Net unrealized (loss) on futures contracts	0.00%	$0	(0.03)%	$(4,160)

Forward contracts purchased:
Net unrealized gain on forward contracts purchased	0.00%	$0	1.49%	$192,679

Forward contracts sold:
Net unrealized (loss) on forward contracts sold	0.00%	0	(0.90)%	(116,576)

Net unrealized gain on forward contracts	0.00%	$0	0.59%	$76,103

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
NET LOSS FROM TRUST OPERATIONS
REVENUES
Realized	$52,475	$(151,619)
Change in unrealized	(71,943)	214,767
Interest income	22,776	182,321

Total revenues	3,308	245,469

EXPENSES
Brokerage commissions and other transaction fees	225,801	323,951
Management fees	0	83,469

Total expenses	225,801	407,420

NET LOSS FROM TRUST OPERATIONS	(222,493)	(161,951)

NET LOSS ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	(1,297,006)	0
Change in unrealized	228,858	0
Interest income	123,544	0

Total revenues	(944,604)	0

EXPENSES
Brokerage commissions and other transaction fees	23,680	0
Management fee	61,648	0
General and administrative	5,488	0

Total expenses	90,816	0

NET LOSS ALLOCATED FROM WCM POOL LLC	(1,035,420)	0

NET LOSS	$(1,257,913)	$(161,951)

NET LOSS PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net loss per weighted average limited and general interest	$(21.87)	$(2.26)

Weighted average number of limited and general interests outstanding	57,514	71,502

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Interests	Limited Interests	General Interests	Total
Three months ended March 31, 2007
Trust capital at December 31, 2006	58,278.560	$12,835,254	$143,870	$12,979,124
Net loss for the three months ended March 31, 2007		(1,243,969)	(13,944)	(1,257,913)
Redemptions	(3,057.136)	(603,601)	(11,263)	(614,864)

Trust capital at March 31, 2007	55,221.424	$10,987,684	$118,663	$11,106,347

Three months ended March 31, 2006
Trust capital at December 31, 2005	72,350.736	$16,635,191	$177,537	$16,812,728
Net loss for the three months ended March 31, 2006		(160,241)	(1,710)	(161,951)
Redemptions	(3,394.162)	(772,846)	(8,285)	(781,131)

Trust capital at March 31, 2006	68,956.574	$15,702,104	$167,542	$15,869,646

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

Diversified Futures Trust I (the “Trust”) was organized under the Delaware Statutory Trust Act on May 18, 1994 and will continue until December 31, 2020 unless terminated sooner under the provisions of the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust was formed to engage in the speculative trading of commodity futures and forward contracts. The Trust’s trustee is Wilmington Trust Company.

Effective January 1, 2007, Preferred Investment Solutions Corp., the Managing Owner (“Preferred” or “Managing Owner”), terminated the Trading Advisor Agreements with Aspect Capital Limited and Graham Capital Management, L.P. Effective January 1, 2007, the Trust contributed its net assets to WCM Pool LLC (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. At March 31, 2007, the sole members of the Company are the Trust, Diversified Futures Fund L.P. (“DFF”) and Kenmar Global Trust (“KGT”). Preferred is the General Partner or Managing Owner of DFF and KGT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Trust’s financial statements.

B.	Regulation

As a registrant with the Securities and Exchange Commission, the Trust is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of the futures commission merchants (brokers) and interbank market makers through which the Company trades.

C.	The Offering

On January 5, 1995, the Trust completed its initial offering having raised $25,262,800 from the sale of 249,628 limited interests (“Limited Interests”) and 3,000 general interests (“General Interests”) (collectively, the “Interests”). Additional interests were offered and sold monthly at the then current net asset value (“NAV”) per Interest until the continuous offering period expired on August 31, 1996. Additional contributions raised during the continuous offering period resulted in additional proceeds to the Trust of $41,129,100 from the sale of 299,640 Limited Interests and 1,628 General Interests. General Interests were sold exclusively to the Managing Owner.

The Managing Owner is required to maintain at least a 1% interest in the Trust so long as it is acting as the Managing Owner.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2007, and the statements of operations and changes in trust capital for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trust as of March 31, 2007 and the results of its operations for the three months ended March 31, 2007 and 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

The financial statements of the Trust are prepared in accordance with accounting principles generally accepted in the United States of America. Such principles require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The fair value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed.

The weighted average number of Limited and General Interests outstanding was computed for purposes of disclosing net income (loss) per weighted average Limited and General Interest. The weighted average Limited and General Interests are equal to the number of interests outstanding at period end, adjusted proportionately for interests redeemed based on their respective time outstanding during such year.

The Trust has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Account Standards No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

Consistent with standard business practices in the normal course of business, the Trust has provided general indemnifications to the Managing Owner, its Trading Advisor and others when they act, in good faith, in the best interests of the Trust. The Trust is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trust recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of the Trust has evaluated the impact of adopting FIN 48 on the Trust’s financial statements. In Preferred’s opinion, the adoption of FIN 48 has no material impact on the Trust, as the Trust’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

Cash represents amounts deposited with clearing brokers, a portion of which are restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Trust receives interest on all cash balances held by the clearing brokers at prevailing rates.

B.	Income Taxes

The Trust is treated as a partnership for Federal income tax purposes. As such, the Trust is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the individual Interest holders. The Trust may be subject to other state and local taxes in jurisdictions in which it operates.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Investment in WCM Pool LLC

The investment in the Company is reported in the Trust’s statement of financial condition at the net asset value as reported by the Company. The Trust records its proportionate share of the Company’s income or loss in the statement of operations. Valuation of futures contracts by the Company is discussed in the notes to the Company’s financial statements included in Section II of this report.

D.	Profit and Loss Allocation, Distributions and Redemptions

Net income or loss for both financial and tax reporting purposes is allocated monthly to all interest holders on a pro rata basis on each interest holder’s number of interests outstanding during the month.

Distributions (other than redemptions of interests) are made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital accounts of the interest holders. The Managing Owner has not and does not intend to make any distributions.

The Trust Agreement provides that an Interest holder may redeem its Interests as of the last business day of any calendar quarter at the then current NAV per interest.

E.	Foreign currency transaction

The Trust’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently.

Note 3. FEES

A.	Organizational and General and Administrative Costs

Preferred pays all administrative costs for services it performs for the Trust. Administrative costs include, but are not limited to, those discussed in Note 4 below.

B.	Management and Incentive Fees

Pursuant to the advisory agreements, Appleton, Graham and Aspect were paid a monthly management fee equal to 1/6 of 1% (a 2% annual rate) and an incentive fee of 20% of the “New High Net Trading Profits” on the portion of Trust assets allocated to each. Effective January 1, 2007, the Trust pays its pro-rata share of management and incentive fees as disclosed in Note 1 through its investment in the Company.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. FEES (CONTINUED)

C.	Commissions

The Managing Owner, on behalf of the Trust, entered into a brokerage agreement with Prudential Financial Derivatives LLC (“PFD”) to act as commodity broker for the Trust. Under the terms of the agreement, the Trust pays the Managing Owner commissions at a flat rate of approximately ..65 of 1% per month (7.75% per annum) of the Trust’s NAV as of the first day of each month. Under the agreement, PFD’s execution costs (including floor brokerage expenses, clearing and exchange fees) will be paid out of the total fees paid by the Trust to the Managing Owner.

Note 4. RELATED PARTIES

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

The costs charged to the Trust for brokerage services for the three months ended March 31, 2007 and 2006 were $249,481 and $323,951, respectively.

Note 5. INVESTMENT IN WCM POOL LLC

Effective January 1, 2007, the Trust invested its assets in WCM Pool LLC. The Trust’s investment in WCM Pool LLC represents approximately 69.36% of the net asset value of the Company at March 31, 2007. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for the Trust’s investment in the Company is as follows:

	Net Asset Value December 31, 2006	Investments	Gain/ (Loss)	Net Asset Value Redemption March 31, 2007
WCM Pool LLC	$0	$12,966,087	$(1,035,420)	$(167,589)	$11,763,078

The Trust may make additional contributions to, or redemptions from, the Company on a monthly basis.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Trust’s investment in the Company is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by the Company. The Trust bears the risk of loss only to the extent of the market value of its investments and, in certain specific circumstances, distributions and redemptions received.

The Trust has cash on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits. The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with its other assets. At March 31, 2007 and December 31, 2006, such segregated assets totaled $38 and $8,808,029, respectively. Part 30.7 of the CFTC regulations also requires the Trust’s futures commission merchant to secure assets of the Trust related to foreign futures trading which totaled $371 and $993,947 at March 31, 2007 and December 31, 2006, respectively. There are no segregation requirements for assets related to forward trading.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. FINANCIAL HIGHLIGHTS

The following information presents per interest performance data and other supplemental financial data for the three months ended March 31, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31,
	2007	2006
Per Interest Performance
(for an interest outstanding throughout the entire period)
Net asset value, beginning of period	$222.71	$232.38

Net realized and change in net unrealized gain (loss) on commodity transactions (1), (5)	(18.62)	0.91
Interest income (1), (5)	2.54	2.55
Expenses (1), (5)	(5.51)	(5.70)

Net (decrease) for the period	(21.59)	(2.24)

Net asset value, end of period	$201.12	$230.14

Total Return (3)
Total return before incentive fees	(9.69)%	(0.96)%
Incentive fees	0.00%	0.00%

Total return after incentive fees	(9.69)%	(0.96)%

Supplemental Data
Ratios to average net asset value: (5)
Net investment loss before incentive fees (2), (4)	(5.48)%	(5.49)%
Incentive fees (3)	0.00%	0.00%

Net investment loss after incentive fees	(5.48)%	(5.49)%

Interest income (4)	4.71%	4.45%

Incentive fees (3)	0.00%	0.00%
Other expenses (4)	10.19%	9.94%

Total net expenses	10.19%	9.94%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Not annualized.
(4)	Annualized.
(5)	Includes the Trust’s proportionate share of income and expenses of WCM Pool LLC for the three months ended March 31, 2007.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

March 31, 2007

WCM POOL LLC

STATEMENT OF FINANCIAL CONDITION

March 31, 2007 (Unaudited)

ASSETS
Equity in broker trading accounts
Cash in commodity trading accounts	$16,661,322
Interest receivable	65,942
Net unrealized gain on open contracts	333,251

Total assets	$17,060,515

LIABILITIES
Accrued expenses	$7,880
Commissions payable	2,694
Management fee payable	28,530
Subscriptions received in advance	62,546

Total liabilities	101,650

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	3,284,415
Member DFT I	11,763,078
Member KGT	1,911,372

Total members’ capital (Net Asset Value)	16,958,865

Total liabilities and members’ capital	$17,060,515

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2007 (Unaudited)

Futures Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.24%	$41,040
Currencies	1.10%	186,134
Interest rates	(0.26)%	(44,937)
Stock indices	0.83%	141,524

Net unrealized gain on futures contracts purchased	1.91%	323,761

Futures contracts sold:
Commodities	(0.36)%	(61,360)
Currencies	0.06%	10,217
Interest rates	0.36%	60,633

Net unrealized gain on futures contracts sold	0.06%	9,490

Net unrealized gain on futures contracts	1.97%	$333,251

See accompanying notes.

WCM POOL LLC

STATEMENT OF OPERATIONS

For the Period January 1, 2007 to March 31, 2007

(Unaudited)

REVENUES
Realized	$(1,868,661)
Change in unrealized	333,251
Interest income	177,426

Total revenues	(1,357,984)

EXPENSES
Brokerage commissions	33,982
Management fee	88,511
Operating expenses	7,880

Total expenses	130,373

NET LOSS	$(1,488,357)

See accompanying notes.

WCM POOL LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2007 to March 31, 2007

(Unaudited)

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Total
For the period January 1, 2007 to March 31, 2007
Balances at January 1, 2007	$0	$0	$0	$0
Additions	3,617,593	12,966,087	2,100,000	18,683,680
Net loss for the period January 1, 2007 to March 31, 2007	(288,754)	(1,035,420)	(164,183)	(1,488,357)
Redemptions	(44,424)	(167,589)	(24,445)	(236,458)

Balances at March 31, 2007	$3,284,415	$11,763,078	$1,911,372	$16,958,865

See accompanying notes.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 and commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred”) is the Managing Member of the Company. The Company currently consists of three members: Diversified Futures Fund L.P. (“Member DFF LP”), Diversified Futures Trust I (“Member DFT I”) and Kenmar Global Trust (“Member KGT”) (collectively, the “Members”). Preferred is also the Managing Owner or General Partner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

The Company is a Member managed limited liability company that is not registered in any capacity with, or subject directly to regulation by the Commodity Futures Trading Commission or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Company entered into an advisory agreement with Winton Capital Management Limited (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Diversified Program Portfolio.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2007 and the statements of operations and changes in members’ capital (net asset value) for the periods January 1, 2007 to March 31, 2007, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2007, and the results of operations for the periods January 1, 2007 to March 31, 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Commodity futures and foreign exchange transactions are reflected in the accompanying statement of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The Company has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

Consistent with standard business practices in the normal course of business, the Company has provided general indemnifications to its Trading Advisor and others when they act, in good faith, in the best interests of the Company. The Company is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of the Company has evaluated the impact of adopting FIN 48 on the Company’s financial statements. In Preferred’s opinion, the adoption of FIN 48 has no material impact on the Company, as the Company’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Company’s financial statements has not been determined.

Cash represents amounts deposited with clearing brokers, a portion of which are restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Company receives interest on all cash balances held by the clearing brokers at prevailing interest rates.

B.	Income Taxes

The Company is treated as a partnership for Federal income tax purposes. As such, the Company is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operates.

C.	Capital Accounts

The Company accounts for subscriptions, allocations and redemptions on a per member capital account basis.

The Company allocates profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Company during the month. Each Member is then charged with the applicable incentive fee. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Company has not and does not presently intend to make any distributions.

D.	Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently.

Note 3. FEES

A.	Operating Expenses

Operating expenses of the Company are paid for by the Company.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. FEES (CONTINUED)

B.	Management and Incentive Fees

The Company pays the Trading Advisor a management fee at an annual rate of 2% of the Company’s Net Assets determined as of the close of business each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the day of the month shall be added back to the assets and there shall be no reduction for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the members of the Company pay the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement).

Note 4. INCOME TAXES

There have been no differences between the tax basis and book basis of Members’ capital since inception of the Company.

Note 5. DEPOSITS WITH COMMODITY BROKER

The Company deposits funds with a commodity broker subject to CFTC regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker. The Company earns interest income on assets deposited with the commodity broker.

Note 6. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Organization Agreement.

The Company is not required to make distributions, but could do so at the discretion of the Members. A Member can request and receive redemption of capital, subject to the terms in the Organization Agreement.

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Company is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Company’s investment activities (credit risk).

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Market Risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Company’s net assets being traded, significantly exceeds the Company’s future cash requirements since the Company intends to close out its open positions prior to settlement. As a result, the Company is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Company considers the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Company’s commitments to purchase commodities is limited to the gross or face amount of the contract held. However, when the Company enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Company to unlimited risk.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments the Company holds and the liquidity and inherent volatility of the markets in which the Company trades.

Credit Risk

When entering into futures or forward contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain included in the statement of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

Preferred attempts to minimize both credit and market risks by requiring the Company and its Trading Advisor to abide by various trading limitations and policies. Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Company, Preferred and the Trading Advisor, the Company shall automatically terminate the Trading Agreement, if the net asset value allocated to the Trading Advisor declines by 40% from the value at the beginning of any year or since the effective date of the Advisory Agreement. The decline in net asset value is after giving effect for distributions, subscriptions and redemptions.

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2007, such segregated assets totaled $15,388,356. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $158,561 at March 31, 2007. There are no segregation requirements for assets related to forward trading.

As of March 31, 2007, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the period January 1, 2007 to March 31, 2007. This information has been derived from information presented in the financial statements.

	First Quarter 2007
	Member DFF LP	Member DFT I	Member KGT
Total return (1)	(8.20)%	(8.20)%	(8.33)%

Total expenses (2)	(2.88)%	(2.88)%	(2.89)%

Net investment income (2)	1.04%	1.04%	1.05%

Total returns and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total returns and ratios may vary from the above returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized and includes realized and unrealized gains (losses) on securities transactions.
(2)	Annualized.

Note 9. SUBSEQUENT EVENT

Effective March 31, 2007, the Managing Owner of Futures Strategic Trust terminated its Trading Advisor agreement with Graham Capital Management, L.P. and allocated those assets to the Company, effective April 1, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10Q (the “Report”) for the quarter ending March 31, 2007 (“First Quarter 2007”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of Diversified Futures Trust I (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

General

Diversified Futures Trust I (“Registrant”), a Delaware business trust, was organized under the Delaware Statutory Trust Act on May 18, 1994 and will terminate on December 31, 2020 unless terminated sooner under the provisions of the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Registrant’s trustee is Wilmington Trust Company. The Registrant was formed to engage in the speculative trading of commodity futures and forward contracts. The Registrant’s fiscal year for book and tax purposes ends on December 31.

The Registrant is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

On February 3, 2003, the Managing Owner and the Registrant entered into an advisory agreement (the “Appleton Advisory Agreement”) with Appleton Capital Management Ltd. (“Appleton”) to manage approximately 20% of Registrant’s assets. On February 7, 2003, the Managing Owner and Registrant entered into an advisory agreement (the “Graham Advisory Agreement”) with Graham Capital Management, L.P. (“Graham”) to manage approximately 40% of Registrant’s assets. On February 14, 2003, the Managing Owner and Registrant entered into an advisory agreement (the “Aspect Advisory Agreement”) with Aspect Capital Limited (“Aspect”) to manage approximately 40% of Registrant’s assets. Registrant terminated the Appleton Advisory Agreement, Graham Advisory Agreement and Aspect Advisory Agreement effective December 31, 2006.

Prior to January 1, 2007 (including First Quarter 2006 and First Quarter 2005), all trading decisions for Registrant were made by Appleton, Graham and Aspect.

Effective January 1, 2007, Registrant became a member of and allocated all of its assets to WCM Pool LLC (the “Trading Vehicle”), a Delaware limited liability company, and received a voting membership interest in the Trading Vehicle and became party to the Trading Vehicle’s Organization Agreement. The Trading Vehicle was formed to function as an aggregate trading vehicle for its members. Registrant, Futures Strategic Trust, Diversified Futures Fund, L.P. and Kenmar Global Trust are the sole members of the Trading Vehicle. Preferred is the managing owner/general partner of each of these Trading Vehicle members has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures and forwards contracts. The Trading Vehicle has entered into an advisory agreement (the “Trading Vehicle Advisory Agreement”) with Winton Capital Management Limited (“Winton”), whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Registrant, pursuant to Winton’s Diversified Program.

The term “Trading Advisor”, as used herein, refers either to Appleton, Graham, Aspect or Winton, depending upon the applicable period discussed. The term “Trading Advisory Agreement”, as used herein, refers either to the Appleton Advisory Agreement, Graham Advisory Agreement, Aspect Advisory Agreement or Trading Vehicle Advisory Agreement, depending upon the applicable period discussed.

Managing Owner and its Affiliates

Preferred has been the managing owner of Registrant since October 1, 2004. Prior to that date, Prudential Securities Futures Management Inc. served as managing owner of Registrant. The term Managing Owner, as used herein, refers either to Prudential Securities Futures Management Inc. or Preferred, depending upon the applicable period discussed.

The Managing Owner is required to maintain at least a 1% interest in Registrant so long as it is acting as Registrant’s Managing Owner.

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures and forward contracts that have certain of the same investment policies as Registrant.

Registrant does not currently, and does not intend in the future to, solicit the sale of additional Interests. As such, Registrant does not compete with other entities to attract new fund participants. However, to the extent that a Trading Advisor recommends similar or identical trades to Registrant and other accounts that it manages, Registrant may compete with those accounts, as well as with other market participants, for the execution of the same or similar trades.

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report for the year ended December 31, 2006 (“Registrant’s 2006 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Owner to make judgments, estimates and assumptions in connection with the preparation of Registrant’s financial statements. Actual results may differ from the estimates used.

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For a further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s unitholders.

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Income (Loss). Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Managing Owner has evaluated the impact of adopting FIN 48 on Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 has no material impact on Registrant, as Registrant’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Registrant is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to Registrant’s financial statements has not been determined.

Liquidity and Capital Resources

Registrant commenced operations on January 5, 1995 with gross proceeds of $25,262,800 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant through August 31, 1996 resulted in additional gross proceeds to Registrant of $41,129,100. The continuous offering period ended on August 31, 1996.

Limited Interests in Registrant may be redeemed on a monthly basis. For First Quarter 2007, redemptions of Limited Interests and General Interests were $603,601 and $11,263, respectively. For First Quarter 2006, redemptions of Limited Interests and General Interests were $772,846 and $8,285, respectively. For First Quarter 2005, redemptions of Limited Interests and General Interests were $542,461 and $0, respectively. Redemptions of Limited Interests and General Interests for the period January 5, 1995 to March 31, 2007 were $87,299,606 and $742,727, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At March 31, 2007, 100% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker credits the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker during each month at competitive interest rates.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Trading Vehicle (and, in turn, Registrant) from promptly liquidating its commodity futures positions.

Since Registrant’s business is to trade futures and forward contracts (through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 6 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2007 and First Quarter 2006:

First Quarter 2007

The US Federal Reserve (the “Fed”) remained on hold throughout First Quarter 2007 after having moved away from the tightening bias cycle in the fourth quarter of 2006. As the second quarter of 2007 began, the Federal Open Market Committee minutes indicate a growing concern with the potential for an economic slowdown, but at the same time, inflation remains the Fed’s primary focus. Treasury yields were in an almost constant downtrend in the fourth quarter of 2006 and hit an eleven month low last November, but the pattern in First Quarter 2007 was more two sided. Some steepening of the yield curve was noted during First Quarter 2007.

Housing persists as a major focus and potentially the largest threat to the US economy. The February housing report did exhibit something of a bounce in housing as starts rose 9% in February 2007 after falling 14% in January 2007. The more forward-looking housing permits declined for the twelfth time in thirteen months. Housing starts are down more than 26% and housing permits more than 28% from 2006, to put the situation in perspective. In addition, inventories are burdensome and the median home sale price fell over 1% year-on-year. Ongoing concerns in the sub-prime mortgage sector had an impact on the housing sector, but its potential spread into the prime mortgage sector seems to have been contained for the moment.

On the inflation front, the Core Personal Consumption Price Index, one of the Fed’s closely watched measures, rose 0.3% in February 2007, the most since August 2006 and most importantly year-on-year it rose above the Fed’s target. The Consumer Price Index (“CPI”) was up 0.4% and the Core CPI rose 0.2% as food and energy prices climbed. During First Quarter 2007, food is up dramatically within the CPI. Meanwhile, the Producer Price Index (“PPI”) has also risen, unexpectedly jumping 1.8% in February 2007, with the Core rising 0.4% during that same period.

Fourth quarter 2006 Gross Domestic Product (“GDP”) was revised upwards slightly but economists forecast the first quarter 2007 figures to remain steady. Healthy unemployment data from the fourth quarter of 2006 extended into First Quarter 2007, including an increase in non-farm payrolls and a decline to 4.4% in the unemployment rate. Consumer Confidence numbers were off a bit in the quarter, but remained relatively strong. Retail sales were relatively weak for the quarter, but still above year ago levels. Manufacturing indices were mixed but construction spending held well. As the second quarter begins, the US economy seems to be lagging as indicated in the International Monetary Fund projections while Asia and Europe appear considerably more buoyant.

The Eurozone’s economy seems to have solid momentum, as does the UK, after a strong First Quarter 2007 performance. Not surprisingly, the euro rose to a two-year high. Global imbalances were a focus in the quarter, evidenced particularly by the yen carry trade. The European Central Bank (“ECB”) held rates steady at the April meeting after hiking them 25 basis points in March, and ECB President Trichet sounded hawkish in his latest commentary. The Bank of England increased rates 25 basis points in January to 5.25%. The Swiss National Bank also increased rates 25 basis points to 2.25%. Of note, European and Asian equity markets surged late in the first quarter and featured strong earnings and robust merger and acquisition (“M&A”) activity.

The Bank of Japan continues to pursue a conservative policy as it remained on hold in April after a 0.25% increase in February. The Japanese economy displayed a mixed pattern of economic data that shows the economy generally improving, albeit modestly, with little inflation threat. China continued its expansion, growing over 10% in the quarter despite forecasts from many of a significant slowdown. The People’s Bank of China has been in a tightening mode, but this has not slowed the growth pace. The Bank of Canada was on hold during the quarter. However, there is speculation that the Reserve Bank of Australia could raise rates in May.

Currencies: The US Dollar ended a negative month and quarter on a weak note after the US imposed trade sanctions on paper imports against China, the first time in 23 years that US duty law has been applied to imports from that country. Some describe the move as a potential watershed event in US/People’s Republic of China relations; currency traders viewed the action as important. Throughout February and March, the yen was the currency in focus, with the carry trade drawing the most attention. While the attention was warranted at the time, the “crisis” quieted by the end of March.

The euro closed the quarter with a slight gain from year-end. Mostly strong European Union (“EU”) economic data were noted, including solid numbers for the German economy, considered the region’s “engine of growth.” The German VAT increase has not caused the dire consequences some projected. German unemployment fell to a six-year low, while data from France and Italy has been mostly buoyant. The British pound closed out the quarter modestly higher over the 2006 finish. The Chinese yuan gained against the dollar in the first quarter.

The latest US Trade Report showed the nation’s deficit narrowing in January, the fourth narrowing in five months. Exports hit record levels and imports declined slightly. Capital goods exports achieved record levels but the petroleum deficit widened. The deficit with China widened, while the deficit with the EU was the lowest since January 2004.

Energies: Crude oil futures were mixed during the quarter, but finished up slightly overall. March featured an increased terror premium, mostly related to the Iran/UK naval hostage situation. OPEC production was supportive and the latest Department of Energy (“DOE”) data show crude inventories slightly lower than last year. A series of refinery outages, some expected maintenance and some unanticipated repairs added to the bullish scenario for crude prices. Buoyant product demand and reduced imports also lent support. Gasoline futures finished the quarter up strongly. Despite a recent surge in pump prices, demand remains slightly higher than last year. Lower overall European gasoline production and the various US refinery outages point to continuing tight supplies, supported by strong crude prices.

Heating oil prices ended the quarter more than 11% higher than they were at the start of 2007. The DOE reports that inventories are below last season’s, while demand remains near 2006 levels. The winter temperature overall was slightly above normal but the February cold snap increased demand considerably.

Natural gas prices were quite volatile during the first quarter of the year and ended up over 17% higher than at the start of the year. The weather will play a key role in the coming weeks; El Niño years have historically led to warmer than normal summers, a potentially bullish influence to accompany forecasters’ predictions of an active hurricane season.

Grains: The corn market saw a 23% increase in prices overall for the quarter. However, after a robust start spurred on by bullish USDA Supply/Demand reports in January and February, March brought no new data and the market began to fade. On March 30th, the release of the annual Planting Intentions Report drove prices sharply lower with its estimates of a 15% increase in estimated corn acreage. The soybean market went into a sideways stall during March, in deference to the price-appreciating pattern seen during the first two months of the quarter. The increase in corn acreage came at the expense of many other crops, not the least of which was soybeans, projected by the report to be down 11% in acreage. In addition, the auspices of a threatening hurricane season, combined with this summer’s expected El Niño conditions, has some market participants questioning supply predictions. Wheat prices broke down through the quarter’s supporting price floor during March. Given the ongoing drought conditions in Australia, one of the world’s largest wheat growing and exporting nations, and the expected higher corn prices that will necessitate longer cattle grazing, farmers are reported to be intending to increase plantings by 10%. Cotton prices languished in a range for the entire quarter. Not even a surprising 20% plantings report reduction in cotton acreage could spur the market, given the current supply overhang stemming from the non-recourse Loan Program provisions.

Indices: US equity markets turned in mixed and volatile performance for the quarter as a whole. The Dow Jones Industrial Average ended in negative territory, while the S&P 500 and NASDAQ indices managed meager gains. The UK/Iran political crisis, fears surrounding the Japanese yen carry trade, imposition of trade sanctions on China and sub-prime mortgage market concerns were all major issues affecting the markets. Uncertainty was one of the buzzwords of the quarter, but US and global market inflows and spectacular M&A activity pointed in the bullish direction.

The brisk flow of foreign capital into European equities during the quarter was also a contributing factor in the increase in European equities. Heavy M&A, solid earnings and mostly buoyant EU and UK economic data led the way from a fundamental perspective.

Asian equities experienced a volatile ride in the quarter, but after being under severe pressure due to carry trade and liquidity related factors in February and into early March, they rallied back strongly to all-time highs in late March.

Interest Rates: US treasuries engaged in erratic and, at times, volatile trading patterns in March, but ended the quarter higher overall. Early in the month, bonds attracted considerable flight to safety and risk aversion support as related to carry trade and sub-prime concerns but that lessened considerably by month’s end with some of the buying reversed. The final week of March saw the yield curve steepening with the majority of the move at the long end. Housing remains a primary concern and perhaps the greatest risk to the US economy.

Outside of the US, the European Central Bank (“ECB”) raised rates in March as but held steady in April as they look to slow ample liquidity and growth in Germany, France and Italy. ECB President Trichet expressed concerns about demand growth and increasing wage demands, particularly in Germany. The Bank of England held rates unchanged at both the March and April meetings. Recent UK inflation data has shown improvement, lessening the potential for a near term rate hike. The Bank of Japan was also on hold given that recent economic data from Japan has been mixed. In China, the People’s Bank continues to tighten liquidity as the economy roars ahead at a near 11% GDP pace. The Bank of Canada and Reserve Bank of Australia were on hold during the quarter.

Metals: Both gold and silver prices struggled a bit in March, but continued their overall upward trend during the quarter. Platinum prices ended higher for the quarter, with increased volatility. Sister metal palladium also rose on buoyant industrial demand. Copper prices were highly volatile during the first quarter, as virtually all commodities were impacted by the global liquidity crunch related primarily to the yen carry trade. Import data from China has signaled continued strong demand. Nickel prices surged over 42% during the quarter on continued supply deficits. Demand levels for stainless steel continue to expand. Aluminum ended the quarter virtually unchanged and has been one of the quietest of the metal markets. Zinc prices fell over 20% during the quarter mostly due to high levels of exports from China. Lead prices advanced as did tin prices, the latter impacted somewhat by Indonesian supply disruptions.

Softs: Sugar prices fell over 15% during First Quarter 2007, reflecting a growing global surplus and slow physical sugar sales in March. Coffee prices also ended the quarter approximately 15% lower primarily due to improved crop prospects from Brazil. Cocoa prices, on the other hand, rose to their highest levels since May of 2003 on estimates of a smaller than expected West African crop yield and indications that end users are not well hedged. Live cattle prices rose slightly for the quarter. However, improved feeding conditions in the Midwest dampened enthusiasm somewhat. Although hogs have benefited from recent rises in retail beef prices, hog prices during the quarter were weighed down with seasonally slack demand and the USDA corn report.

First Quarter 2006

Markets in both the U.S. and Europe seemed to overlook numerous geopolitical issues in the First Quarter 2006.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for First Quarter 2007 and First Quarter 2006 are presented below.

First Quarter 2007

Currencies: (-) Losses were experienced in the Australian dollar, British pound, Canadian dollar, Czech koruna, euro, Japanese yen vs. euro cross, Japanese yen, Mexican peso, Polish zloty, South African rand and Swiss franc. Gains were made in the Brazilian real, British pound versus Japanese yen cross, Hungarian forint and New Zealand dollar.

Energies: (-) Losses were experienced in gas oil, gasoline, heating oil and natural gas. Gains were experienced in Brent crude and crude oil.

Grains: (-) Losses were experienced in corn, soybeans, soybean meal and wheat. Gains were experienced in canola oil, cotton and soybean oil.

Indices: (-) Losses were experienced in the CAC 40, the DJ Stoxx 50, the Dow Jones Industrial Average, the FTSE 100, the Hang Seng, the Nasdaq 100, the Nikkei, the Russell 2000, the S&P MIB 30, the S&P 500 and the Taiwan Index. Gains were experienced in the Australian All Ordinaries, the DAX, the IBEX 35, the S&P Mid-Cap 400 and the S&P TSE 60.

Interest Rates: (-) Losses were experienced in Australian Bank Bills and 3-year and 10-year Bonds, Canadian Bank Acceptances and Bonds, Euribor, Eurodollar, Euroswiss, German 2-year, 5-year, 10-year and 30-year Bonds, Swiss Bonds, U.K. Gilts, U.S. Treasury Bonds and U.S. 2-year, 5-year and 10-year Treasury Notes. Gains were experienced in Euroyen, Japanese Government Bonds, New Zealand Treasury Bills and Short Sterling.

Metals: (+) Losses were experienced in copper, platinum, silver and zinc. Gains were experienced in aluminum, gold, lead and nickel.

Softs (-): Losses were experienced in cattle, coffee and hogs. Gains were experienced in cocoa and sugar.

First Quarter 2006

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of March 31, 2007 was $201.12, a decrease of 9.69% from the December 31, 2006 Net Asset Value per Interest of $222.71. The Net Asset Value per Interest as of March 31, 2006 was $230.14, a decrease of 0.96% from the December 31, 2005 Net Asset Value per Interest of $232.38. The Net Asset Value per Interest as of March 31, 2005 was $221.06, a decrease of 6.98% from the December 31, 2004 Net Asset Value per Interest of $237.65. Past performance is not necessarily indicative of future results.

Registrant’s trading gains/(losses) before commissions and related fees during First Quarter 2007, First Quarter 2006 and First Quarter 2005 were approximately ($1,088,000), $63,000 and ($1,067,000), respectively.

Interest income is earned on the average daily equity maintained with the clearing broker at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income was approximately $146,000 for the First Quarter 2007, a decrease of approximately $36,000 as compared to First Quarter 2006 primarily due to the impact of reduced average net asset levels. Higher interest rates during the First Quarter 2007 as compared to First Quarter 2006 did not fully offset the impact of the average redemptions. Interest income during the First Quarter 2006 was approximately $182,000, an increase of approximately $66,000 as compared to the First Quarter 2005 primarily due to higher overall interest rates during the First Quarter 2006 as compared to the First Quarter 2005. Interest income during the First Quarter 2005 was approximately $116,000, an increase of approximately $53,000 as compared to the First Quarter 2004 primarily due to higher overall interest rates during the First Quarter 2005 versus the First Quarter 2004.

Commissions are calculated on Registrant’s Net Asset Value at the beginning of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the First Quarter 2007 were approximately $249,000, a decrease of approximately $74,000 as compared to First Quarter 2006 primarily due to a decline in the average net asset levels caused by redemptions and trading losses. Commissions and other transaction fees during the First Quarter 2006 were approximately $324,000, a decrease of approximately $41,000 as compared to the First Quarter 2005 primarily due to a decline in the average net asset levels caused by redemptions and negative trading performance. Commissions and other transaction fees during the First Quarter 2005 were approximately $365,000, a decrease of approximately $109,000 as compared to the First Quarter 2004 primarily due to a decline in the average net asset levels caused by negative trading performance and redemptions.

Management fees are calculated on the net asset value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by weekly trading performance and redemptions. Management fees were approximately $62,000 for the First Quarter 2007, a decrease of approximately $22,000 in First Quarter 2007 as compared to First Quarter 2006 primarily due to a decline in the average net asset levels caused by redemptions and trading losses. Management fees were approximately

$83,000 for the First Quarter 2006, a decrease of approximately $8,000 as compared to First Quarter 2005 primarily due to a decline in the average net asset levels caused by redemptions and trading losses. Management fees were approximately $92,000 for the First Quarter 2005, a decrease of approximately $33,000 in First Quarter 2005 as compared to First Quarter 2004 primarily due to a decline in the average net asset levels caused by redemptions and trading losses.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. No incentive fees were earned during First Quarter 2007, First Quarter 2006 or First Quarter 2005.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Trading Vehicle to the Trading Advisor are at a fixed rate, calculated as a percentage of the Trading Vehicle’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, the Managing Owner carried out an evaluation, under the supervision and with the participation of certain officers of the Managing Owner, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), of the design and operation of Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration concluded that Registrant’s disclosure controls and procedures are effective.

In designing and evaluating Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), the Managing Owner recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as Registrant’s are designed to do, and the Managing Owner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Registrant believes that its disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings pending by or against Registrant or the Managing Owner, or to which Registrant or Managing Owner was a party during the period covered by this Report.

Item 1.A. Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits:

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

[Remainder of page left blank intentionally.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED FUTURES TRUST I

By:	Preferred Investment Solutions Corp., its managing owner

By:	/s/ Kenneth A. Shewer	Date: May 14, 2007
Name:	Kenneth A. Shewer
Title:	Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ David K. Spohr	Date: May 14, 2007
Name:	David K. Spohr
Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)