Form 10-Q
period 2007-09-30
DIVERSIFIED FUTURES TRUST I
filed 2007-11-13
CIK 926805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2007

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

DIVERSIFIED FUTURES TRUST I

INDEX TO QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2007

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Diversified Futures Trust I:

	Statements of Financial Condition as of September 30, 2007 (Unaudited) and December 31, 2006	2

	Condensed Schedules of Investments as of September 30, 2007 (Unaudited) and December 31, 2006	3

	Statements of Operations (Unaudited) for the three months ended September 30, 2007 and three months ended September 30, 2006 and nine months ended September 30, 2007 and nine months ended September 30, 2006	4

	Statements of Changes in Trust Capital (Unaudited) for the nine months ended September 30, 2007 and nine months ended September 30, 2006	5

	Notes to Financial Statements (Unaudited)	6

	WCM Pool LLC:

	Statement of Financial Condition as of September 30, 2007 (Unaudited)	15

	Condensed Schedule of Investments as of September 30, 2007 (Unaudited)	16

	Statements of Operations (Unaudited) for the three months ended September 30, 2007 and nine months ended September 30, 2007	17

	Statement of Changes in Members’ Capital for the nine months ended September 30, 2007 (Unaudited)	18

	Notes to Financial Statements (Unaudited)	19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II – OTHER INFORMATION		38

Item 1.	Legal Proceedings	38

Item 1.A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits:	39

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

DIVERSIFIED FUTURES TRUST I

FINANCIAL STATEMENTS

September 30, 2007

DIVERSIFIED FUTURES TRUST I

STATEMENTS OF FINANCIAL CONDITION

September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
ASSETS
Cash in commodity trading accounts	$845	$14,297,622
Net unrealized loss on open futures contracts	0	(4,160)
Net unrealized gain on open forward contracts	0	76,103
Redemption receivable	509,951	0
Investment in WCM Pool LLC, at net asset value (100.55% and 0.00% of net asset value, respectively)	11,081,425	0

Total assets	$11,592,221	$14,369,565

LIABILITIES
Redemptions payable	$539,302	$1,330,406
Management fees payable	0	23,867
Commissions payable	32,166	36,168

Total liabilities	571,468	1,390,441

TRUST CAPITAL
Limited interests (47,350.898 and 57,632.560 interests outstanding) at September 30, 2007 and December 31, 2006, respectively	10,903,772	12,835,254
General interests (508 and 646 interests outstanding) at September 30, 2007 and December 31, 2006, respectively	116,981	143,870

Total trust capital	11,020,753	12,979,124

Total liabilities and trust capital	$11,592,221	$14,369,565

Net Asset Value per Limited and General Interest

September 30, 2007	December 31, 2006
$230.28	$222.71

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007		December 31, 2006
	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	0.00%	$0	0.37%	$47,853

Net unrealized gain on futures contracts purchased	0.00%	0	0.37%	47,853

Futures contracts sold:
Commodities	0.00%	0	(0.40)%	(52,013)

Net unrealized loss on futures contracts sold	0.00%	0	(0.40)%	(52,013)

Net unrealized loss on open futures contracts	0.00%	$0	(0.03)%	$(4,160)

Forward contracts purchased:
Net unrealized gain on forward contracts purchased	0.00%	$0	1.49%	$192,679

Forward contracts sold:
Net unrealized loss on forward contracts sold	0.00%	0	(0.90)%	(116,576)

Net unrealized gain on open forward contracts	0.00%	$0	0.59%	$76,103

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET LOSS FROM TRUST OPERATIONS
REVENUES
Realized	$(3)	$(150,154)	$52,467	$(344,950)
Change in unrealized	0	(91,101)	(71,943)	(12,359)
Interest income	205	188,072	23,126	562,251

Total revenues	202	(53,183)	3,650	204,942

EXPENSES
Brokerage commissions	207,485	283,693	648,701	915,615
Management fees	0	72,650	0	235,103

Total expenses	207,485	356,343	648,701	1,150,718

NET LOSS FROM TRUST OPERATIONS	(207,283)	(409,526)	(645,051)	(945,776)

NET INCOME ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	(26,791)	0	166,016	0
Change in unrealized	496,229	0	835,437	0
Interest income	117,524	0	371,663	0

Total revenues	586,962	0	1,373,116	0

EXPENSES
Brokerage commissions and other transaction fees	7,560	0	42,803	0
Management fee	56,656	0	180,996	0
Incentive fee	81,233	0	161,551	0
General and administrative	3,125	0	13,923	0

Total expenses	148,574	0	399,273	0

NET INCOME ALLOCATED FROM WCM POOL LLC	438,388	0	973,843	0

NET INCOME (LOSS)	$231,105	$(409,526)	$328,792	$(945,776)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average Limited and General Interest	$4.66	$(6.20)	$6.10	$(13.75)

Weighted average number of Limited and General Interests outstanding	49,615	66,026	53,896	68,802

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Interests	Limited Interests	General Interests	Total
Nine months ended September 30, 2007
Trust capital at December 31, 2006	58,278.560	$12,835,254	$143,870	$12,979,124
Net income for the nine months ended September 30, 2007	0.000	325,692	3,100	328,792
Redemptions	(10,419.662)	(2,257,174)	(29,989)	(2,287,163)

Trust capital at September 30, 2007	47,858.898	$10,903,772	$116,981	$11,020,753

Nine months ended September 30, 2006
Trust capital at December 31, 2005	72,350.736	$16,635,191	$177,537	$16,812,728
Net loss for the nine months ended September 30, 2006	0.000	(935,639)	(10,137)	(945,776)
Redemptions	(8,098.419)	(1,803,388)	(20,306)	(1,823,694)

Trust capital at September 30, 2006	64,252.317	$13,896,164	$147,094	$14,043,258

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

Effective January 1, 2007, Preferred Investment Solutions Corp., the Managing Owner (“Preferred” or “Managing Owner”), terminated the Trading Advisor Agreements with Aspect Capital Limited and Graham Capital Management, L.P. Effective January 1, 2007, the Trust contributed its net assets to WCM Pool LLC (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. At September 30, 2007, the sole members of the Company are the Trust, Diversified Futures Fund L.P. (“DFF”), Futures Strategic Trust (“FST”) and Kenmar Global Trust (“KGT”). Preferred is the General Partner or Managing Owner of DFF, FST and KGT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Trust’s financial statements.

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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2007, and the statements of operations for the three months and nine months ended September 30, 2007 and 2006 and the statements of changes in trust capital for the nine months ended September 30, 2007 and 2006, are unaudited. In the opinion of Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trust as of September 30, 2007 and the results of its operations for the three months and nine months ended September 30, 2007 and 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner is currently evaluating the impact of adopting SFAS No. 159 on the Trust’s financial statements. At this time, the impact to the Trust’s financial statements has not been determined.

Cash in commodity trading accounts represents amounts deposited with clearing brokers, a portion of which are restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Trust receives interest on all cash balances held by the clearing brokers at prevailing rates.

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

The investment in the Company is reported in the Trust’s statement of financial condition at the net asset value as reported by the Company. The Trust records its proportionate share of the Company’s income or loss in the statement of operations. Through its investment in the Company, the Trust pays its pro-rata share of the 2% annual management fee (accrued and paid monthly) and a 20% incentive fee on New High Net Trading Profits (accrued monthly and paid quarterly) as defined in the advisory agreement. Valuation of futures contracts by the Company is discussed in the notes to the Company’s financial statements included in Section II of this report.

D.	Profit and Loss Allocation, Distributions and Redemptions

Net income or loss for both financial and tax reporting purposes is allocated monthly to all interest holders on a pro rata basis on each interest holder’s number of interests outstanding during the month.

Distributions (other than redemptions of interests) are made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital accounts of the interest holders. The Managing Owner has not made and does not intend to make any distributions.

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

Pursuant to the advisory agreements, Appleton, Graham and Aspect were paid a monthly management fee equal to 1/6 of 1% (a 2% annual rate) and an incentive fee of 20% of the “New High Net Trading Profits” on the portion of Trust assets allocated to each through December 31, 2006. Effective January 1, 2007, the Trust pays its pro-rata share of management and incentive fees as disclosed in Note 2(c) through its investment in the Company.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	FEES (CONTINUED)

C.	Commissions

Prior to investing the Trust’s assets in the Company effective January 1, 2007, the Managing Owner, on behalf of the Trust, entered into a brokerage agreement with Prudential Financial Derivatives LLC (“PFD”) to act as commodity broker for the Trust. Under the terms of the agreement, the Trust pays the Managing Owner commissions at a flat rate of approximately 0.65 of 1% per month (7.75% per annum) of the Trust’s NAV as of the first day of each month. Under the agreement, PFD’s execution costs (including floor brokerage expenses, clearing and exchange fees) will be paid out of the total fees paid by the Trust to the Managing Owner. Effective January 1, 2007, the Trust deducts the cost of its pro-rata share of commissions allocated from the Company in calculation of the Managing Owner’s 7.75% per annum commission.

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

The costs charged to the Trust for brokerage services for the nine months ended September 30, 2007 and 2006 were $648,701 and $915,615, respectively, and for the three months ended September 30, 2007 and 2006 were $207,485 and $283,693, respectively.

Note 5.	INVESTMENT IN WCM POOL LLC

Effective January 1, 2007, the Trust invested its assets in WCM Pool LLC. The Trust’s investment in WCM Pool LLC represents approximately 53.94% of the net asset value of the Company at September 30, 2007. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for the Trust’s investment in the Company is as follows:

	Net Asset Value December 31, 2006	Investments	Gain	Redemptions	Net Asset Value September 30, 2007
WCM Pool LLC	$0	$12,966,087	$973,843	$(2,858,505)	$11,081,425

The Trust may make additional contributions to, or redemptions from, the Company on a monthly basis.

Note 6.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with its other assets. At September 30, 2007 and December 31, 2006, such segregated assets totaled $794 and $8,808,029, respectively. Part 30.7 of the CFTC regulations also requires the Trust’s futures commission merchant to secure assets of the Trust related to foreign futures trading which totaled $441 and $993,947 at September 30, 2007 and December 31, 2006, respectively. There are no segregation requirements for assets related to forward trading.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	FINANCIAL HIGHLIGHTS

The following information presents per interest performance data and other supplemental financial data for the three months and nine months ended September 30, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Interest Performance
(for an interest outstanding throughout the entire period)

Net asset value, beginning of period	$225.67	$224.71	$222.71	$232.38

Net realized and change in net unrealized gain (loss) on commodity transactions (1), (5)	9.42	(3.60)	19.68	(5.27)
Interest income (1), (5)	2.37	2.85	7.33	8.17
Expenses (1), (5)	(7.18)	(5.40)	(19.44)	(16.72)

Net increase (decrease) for the period	4.61	(6.15)	7.57	(13.82)

Net asset value, end of period	$230.28	$218.56	$230.28	$218.56

Total Return (3)
Total return before incentive fees	2.77%	(2.74)%	4.77%	(5.95)%
Incentive fees	(0.73)%	0.00%	(1.37)%	0.00%

Total return after incentive fees	2.04%	(2.74)%	3.40%	(5.95)%

Supplemental Data

Ratios to average net asset value: (5)
Net investment loss before incentive fees (2), (4)	(5.67)%	(4.64)%	(5.55)%	(5.04)%
Incentive fees (3)	(0.73)%	0.00%	(1.37)%	0.00%

Net investment loss after incentive fees	(6.40)%	(4.64)%	(6.92)%	(5.04)%

Interest income (4)	4.25%	5.19%	4.46%	4.81%

Incentive fees (3)	0.73%	0.00%	1.37%	0.00%
Other expenses (4)	9.92%	9.83%	10.01%	9.85%

Total net expenses	10.65%	9.83%	11.38%	9.85%

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

(3)      Not annualized.

(4)      Annualized.

(5)      Includes the Trust’s proportionate share of income and expenses of WCM Pool LLC for the three months and nine months ended September 30, 2007.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

September 30, 2007

WCM POOL LLC

STATEMENT OF FINANCIAL CONDITION

September 30, 2007 (Unaudited)

ASSETS
Equity in broker trading accounts
Cash in commodity trading accounts	$20,150,206
Interest receivable	62,875
Net unrealized gain on open futures contracts	1,446,298

Total assets	$21,659,379

LIABILITIES
Accrued expenses	$8,818
Commissions payable	2,448
Management fee payable	36,115
Incentive fee payable	149,622
Redemptions payable	918,159

Total liabilities	1,115,162

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	3,274,584
Member DFT I	11,081,425
Member KGT	1,896,869
Member FST	4,291,339

Total members’ capital (Net Asset Value)	20,544,217

Total liabilities and members’ capital	$21,659,379

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2007 (Unaudited)

	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
OPEN FUTURES CONTRACTS
Futures contracts purchased:
Commodities	3.34%	$686,743
Currencies	3.01%	617,948
Interest rates	0.37%	77,027
Stock indices	0.17%	33,991

Net unrealized gain on futures contracts purchased	6.89%	1,415,709

Futures contracts sold:
Commodities	(0.08)%	(16,450)
Currencies	0.19%	39,218
Interest rates	0.04%	7,821

Net unrealized gain on futures contracts sold	0.15%	30,589

Net unrealized gain on futures contracts	7.04%	$1,446,298

See accompanying notes.

WCM POOL LLC

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2007

(Unaudited)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
REVENUES
Realized	$(53,446)	$824,003
Change in unrealized	906,937	1,446,298
Interest income	219,142	637,452

Total revenues	1,072,633	2,907,753

EXPENSES
Brokerage commissions	14,084	69,395
Management fee	105,509	309,661
Incentive fee	149,622	388,256
Operating expenses	5,840	23,513

Total expenses	275,055	790,825

NET INCOME	$797,578	$2,116,928

See accompanying notes.

WCM POOL LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2007

(Unaudited)

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Nine months ended September 30, 2007
Balances at January 1, 2007	$0	$0	$0	$0	$0
Additions	3,636,164	12,966,087	2,143,975	5,002,950	23,749,176
Net income for the nine months ended September 30, 2007	279,598	973,843	167,584	695,903	2,116,928
Redemptions	(641,178)	(2,858,505)	(414,690)	(1,407,514)	(5,321,887)

Balances at September 30, 2007	$3,274,584	$11,081,425	$1,896,869	$4,291,339	$20,544,217

See accompanying notes.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 and commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred” or “Managing Member”) is the Managing Member of the Company. The Company currently consists of four members: Diversified Futures Fund L.P. (“Member DFF LP”), Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”) and Kenmar Global Trust (“Member KGT”) (collectively, the “Members”). Preferred is also the Managing Owner or General Partner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2007 and the statements of operations for the three months and nine months ended September 30, 2007, and the statement of changes in members’ capital (net asset value) for the nine months ended September 30, 2007, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2007, and the results of operations for the three months and nine months ended September 30, 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Member of the Company evaluated the impact of adopting FIN 48 on the Company’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on the Company, as the Company’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Managing Member is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial statements. At this time, the impact to the Company’s financial statements has not been determined.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Member is currently evaluating the impact of adopting SFAS No. 159 on the Company’s financial statements. At this time, the impact to the Company’s financial statements has not been determined.

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

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Additionally, the Members of the Company pay the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the three and nine months ended September 30, 2007, the Trading Advisor earned incentive fees of $149,622 and $388,256, respectively, of which $149,622 remains payable at September 30, 2007.

Note 4.	INCOME TAXES

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2007, such segregated assets totaled $18,739,840. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $52,903 at September 30, 2007. There are no segregation requirements for assets related to forward trading.

As of September 30, 2007, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and nine months ended September 30, 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2007 (Unaudited)				Nine Months Ended September 30, 2007 (Unaudited)
	Member	Member	Member	Member	Member	Member	Member	Member
	DFF LP	DFT I	KGT	FST	DFF LP	DFT I	KGT	FST(5)
Total return: (1),(4)
Total return before incentive fee	4.66%	4.66%	4.66%	4.66%	10.21%	10.21%	10.22%	19.99%
Incentive fee	(0.73)%	(0.73)%	(0.73)%	(0.73)%	(1.41)%	(1.40)%	(1.50)%	(3.72)%

Total return after incentive fee	3.93%	3.93%	3.93%	3.93%	8.80%	8.81%	8.72%	16.27%

Ratios to average net asset values:
Expenses prior to incentive fee (2)	2.41%	2.42%	2.43%	2.44%	2.65%	2.66%	2.66%	2.60%
Incentive fee (1)	0.73%	0.73%	0.70%	0.71%	1.37%	1.36%	1.46%	3.38%

Total expenses and incentive fee	3.14%	3.15%	3.13%	3.15%	4.02%	4.02%	4.12%	5.98%

Net investment income (2), (3)	1.80%	1.80%	1.82%	1.83%	1.50%	1.50%	1.53%	1.80%

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)	Member FST contributed its net assets to the Company effective April 1, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the three months ended September 30, 2007 (“Third Quarter 2007”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of Diversified Futures Trust I (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trading Advisor and the Trading Vehicle

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

Prior to January 1, 2007 (including Third Quarter 2006 and Third Quarter 2005), all trading decisions for Registrant were made by Appleton, Graham and Aspect.

Effective January 1, 2007, Registrant became a member of, and allocated all of its assets to, WCM Pool LLC (the “Trading Vehicle”), a Delaware limited liability company, and received a voting membership interest in the Trading Vehicle and became party to the Trading Vehicle’s Organization Agreement. The Trading Vehicle was formed to function as an aggregate trading vehicle for its members. Registrant, Futures Strategic Trust, Diversified Futures Fund, L.P. and Kenmar Global Trust are the sole members of the Trading Vehicle. Preferred is the managing owner/general partner of each of these Trading Vehicle members and has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures contracts.

The term “Trading Advisor”, as used herein, refers either to Appleton, Graham, Aspect or Winton, depending upon the applicable period discussed. The term “Trading Advisory Agreement”, as used herein, refers either to the Appleton Advisory Agreement, Graham Advisory Agreement, Aspect Advisory Agreement or Trading Vehicle Advisory Agreement, depending upon the applicable period discussed.

The Trading Vehicle has entered into an advisory agreement (the “Trading Vehicle Advisory Agreement”) with Winton Capital Management Limited (“Winton”), whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. The Registrant has allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner is currently evaluating the impact of adopting SFAS No. 159 on Registrant’s financial statements. At this time, the impact to Registrant’s financial statements has not been determined.

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

For Third Quarter 2007, the nine months ended September 30, 2007 (“Year-To-Date 2007”), the three months ended September 30, 2006 (“Third Quarter 2006”) and the nine months ended September 30, 2006 (“Year-To-Date 2006”), there were no subscriptions of Limited Interests or General Interests.

Interests in Registrant may be redeemed on a quarterly basis. Redemptions of Limited Interests for Third Quarter 2007, Year-To-Date 2007 and for the period from January 5, 1995 (commencement of operations) to September 30, 2007 were $528,248, $2,257,174 and $88,953,479, respectively. Redemptions of Limited Interests for Third Quarter 2006, Year-To-Date 2006 and for the period from January 5, 1995 (commencement of operations) to September 30, 2006 were $504,934, $1,803,388 and $85,371,612, respectively. Redemptions of General Interests for Third Quarter 2007, Year-To-Date 2007 and for the period from January 5, 1995 (commencement of operations) to September 30, 2007 were $11,053, $29,989 and $761,453, respectively. Redemptions of General Interests for Third Quarter 2006, Year-To-Date 2006 and for the period from January 5, 1995 (commencement of operations) to September 30, 2006 were $12,021, $20,306 and $725,451, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts or the Trading Vehicle in subsequent periods.

At September 30, 2007, 100.55% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. The clearing broker credits the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income earned on its accounts with the clearing broker during each month.

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

Since Registrant’s business is to trade futures contracts (through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 6 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Third Quarter 2007 and Third Quarter 2006:

Third Quarter 2007

Throughout the third quarter of 2007, subprime/credit concerns dominated the global economy with some forecasting a recession as a result. Former Fed Chairman Greenspan said the risk of inflation has increased, although he still put the odds of a recession below 50%. The crisis, or at least the paranoia surrounding it, seemed to worsen with each passing day during most of the quarter. In reaction, the US Federal Reserve (the “Fed”) cut rates in August and September. In general, pundits and economists approved of the Fed’s stance but a few saw it as highly inflationary and some a bailout of Wall Street.

On the economic data front, already dismal housing numbers only got worse during the quarter. Both housing starts and building permits fell to their lowest levels since 1995. Both existing and new home sales plunged. Inventories remained burdensome.

On the inflation front, the producer price index fell each month during the third quarter. Falling food and energy prices kept wholesale inflation in check. For the most part, producers still seem to be absorbing higher commodity costs without passing them to the consumer. The more closely watched consumer price index, the measure of a basket of consumer goods, fell slightly overall.

The most troubling economic data number released in the quarter was the August employment report that showed nonfarm payrolls contract for the first time since August of 2003. The unemployment rate held steady at 4.6%.

Volatile durable goods orders fell sharply in August after a larger gain in July. Retail sales were up during the past year, but consumer confidence numbers tended to weaken in September. However, the latest report on consumer spending showed the largest gain in two years.

Outside of the US, at the start of the quarter, both the Bank of England and the European Central Bank were forecast to raise rates. But by the end of September, the picture had changed dramatically. The Bank of England was forced to deal with the Northern Rock crisis. The European Central Bank had been seen as hawkish in their views, but the US rate cuts and some evidence of a slowing economic landscape, particularly in Germany, has some market participants looking for the maintenance of current levels. In the UK, LIBOR rose at the close of the quarter as Northern Rock borrowed more from the Bank of England and other banks were caught in something of a credit squeeze. The Bank of England engaged in unprecedented measures to add liquidity to the financial markets. LIBOR’s volatility continued into the fourth quarter.

Currencies: After mixed trading patterns, albeit with a downside bias, for much of July through mid-August, the dollar fell to record levels against the euro and British pound sterling in September. Overall, the dollar declined against 13 of the 16 major currencies in September, sending the dollar index to all-time lows. The euro’s share of global foreign exchange reserves rose to a record high in September. The euro also gained on the yen in September, after losing some ground in August. It was a rocky month for the pound to the euro, trading nearly at a 30-month low. The pound grew slightly on the dollar in September, but lower then the 25-year high set in July.

The yen ended the month lower then in previous months. A change in prime ministers as the disgraced Mr. Abe stood down had virtually no impact. Carry trade has lessened, but forecasts of its demise have proven premature. Regarding rates, the Bank of Japan held rates steady during the quarter. China saw a record trade surplus in August. The Chinese yuan continued its decline, albeit very gradual to the US dollar. High yield currencies such as the Canadian, Australian and New Zealand dollars had a strong third quarter. All of these currencies attracted fund and carry trade demand during the quarter.

Energies: Crude oil entertained the global markets with a superior quarter, especially in the latter part of September. Prices very briefly traded below $70 in early August during the period of an overall commodity selling blitz, but it was essentially straight up from there. After touching an all time high in September, crude finished the quarter with a year to date gain of just over 17%. While political tensions were quiet in the third quarter, there seemed to be an increasing undercurrent toward quarter’s end. Nigerian unrest reasserted itself after a period of comparative calm. OPEC raised production at its most recent meeting but this drew limited reaction. Global demand, not surprisingly led by China, remains extremely buoyant. Weather/tropical storm factors had a minimal impact during the month.

Abundant supply and benign weather weighed on natural gas prices for much of the third quarter, but prices staged a solid rally in September and finished the quarter lessening its year-to-date loss to just over 16%. While there were no storms, there were enough precautionary shutdowns in September to turn the market around and the surge in crude aided sentiment. The potential for a La Niña weather pattern this winter could prove supportive in the fourth quarter, as this weather pattern typically leans to cold weather in the northeast. Despite being in the height of the hurricane season, there were no lasting supply interruptions to heating oil in the quarter. Reformulated gasoline prices ended the quarter lower. A lag in price relative to crude is the key reason prices at the pump have not risen in the face of surging crude. Overall supplies have been sufficient to meet demand.

Grains: Trepidation that wheat shortages might lead to tight supplies led to continued expansion in the third quarter, with an astounding 48% increase in the price of wheat. Behind the exploding wheat prices were the ongoing crop worries in Australia, the world’s largest exporter of wheat. Market participants worry that the high prices will have a spillover effect on the prices of other crops that can be planted on wheat acreage. Soybean prices similarly increased in the third quarter, up more than 25%. In addition to the supply side support, born of reduced acreage this past season at the hands of the agri-energy darling corn, the demand side of the equation has been equally influential, as overseas buying of beans, oil, and meal has been relentless. Global cotton consumption remains robust. Regarding the supply and demand equation, the financial allure to grow the crop may tempt farmers to plant additional acreage. Corn prices also rose dramatically in the third quarter. Supply and demand fundamentals indicated that the price fears created by the ethanol-induced glut of corn acreage may have subsided. As the price of competing crops wheat and beans moved sharply higher on the back of a demand-driven/supply-uncertain rally, corn prices rallied as it suddenly became a comparatively cheap substitute, especially as a feed grain.

Indices: It was a nervous and, at times, erratic trading quarter for US and global equities surrounding the credit crisis and subprime mortgage fallout. However, the US Fed’s aggressive move on September 18 was well received and helped end the quarter on a positive note for equities, despite weakness in some areas led by financials. The Dow Jones Industrial Average, the tech-heavy NASDAQ and the S&P 500 indices all finished higher for the quarter. For the most part, the third quarter had the major European bourses following the pattern of the US but with a slight trail and most finished lower on the quarter.

Equities soared in Asia, with the Hang Seng Index, Shanghai Composite, Kospi Index and Australian All Ordinaries setting record highs during the quarter. The Nikkei ended the quarter slightly below its second quarter close, due in large part to rate concerns, carry trade issues and political shifts.

Interest Rates: September proved an eventful month for US Treasuries as speculation abounded regarding what the Federal Reserve might, or might not, do. On September 18 the Fed voted to cut both the Fed Funds rate by 50 basis points to 4.75% and the discount rate by another 50 basis points to 5.25%. After the Fed move the yield curve showed significant steepening. The European Central Bank (“ECB”) held steady at the September meeting. While ECB President Jean Claude Trichet exhibited a somewhat “hawkish” rhetoric, the bank appears to many to be on hold through year-end, a change from a month ago when a rate increase appeared most probable. Market participants believe that the Bank of England (“BOE”), forced to deal with the Northern Rock crisis, may now be set to cut rates. LIBOR saw higher yields during September as Northern Rock borrowed more from the BOE and other banks were caught in something of a quarter-ending credit squeeze. There was no change by the Bank of Japan in September.

Metals: Gold was a stellar performer during the quarter. After being subject to margin selling as related to sub prime/credit concerns, Japanese carry trades and a general flight to quality, gold resumed its role as an alternative asset with vengeance. The plunge in the US dollar against other major currencies and a pattern of lower global interest rates increased demand for the metal. Gold now appears to have returned to its traditional role as a monetary asset to go along with strong physical demand. Jewelry demand is also solid, despite high price points. Gold for December delivery finished September up over 12% year to date within the Dow Jones AIG Index.

While gold achieved 27-year highs, silver remains below its high level from earlier this year. Overall physical demand has been and continues to hold buoyant. After stumbling in August, platinum staged an impressive rally through the end of the quarter. China’s appetite for platinum has been exceptionally strong, as evidenced by the latest customs statistics. Platinum jewelry sales continue to be strong, including an over 50% increase in jewelry buying through August versus 2006 in China. Other Asian nations showed a net increase of over 15%. Labor tensions in South Africa supported both palladium and platinum prices, but the former lacked the aggressive Chinese interest and also saw minimal jewelry off-take.

Among base metals, the third quarter proved volatile for copper prices. The general commodity selling blitz in August took its toll on the red metal, but prices came back with a vengeance in September. Strong global demand, led by China, paved the way along with a series of labor disputes in Chile, Mexico and Peru. Like copper, aluminum prices fell in August, but were not able to recover in September. Year to date, aluminum prices are down over 13%. Nickel also fell in August, but managed a small reversal in September. Spot nickel demand has been buoyant, particularly from the Far East outside of Japan. Overall, global stainless steel demand has been decent. Zinc prices fell throughout the third quarter and are now down over 25% for the year to date. Lead prices ended the quarter up sharply higher as buoyant global demand has resulted in a production deficit, the sixth consecutive annual deficit. Tin prices saw an eighteen-year high in July, but ended the third quarter slightly lower.

Softs: Sugar prices were volatile during the quarter, but ended slightly higher to reduce its year-to-date loss to just under 20%. Coffee had been losing ground all year until it woke up in September and eased its year-to-date loss to just over 8%. Cocoa rallied late in the quarter. Declining US warehouse inventories have been supportive, along with reports of “black pod” disease in West Africa. The lingering threat of political unrest in the Ivory Coast persists. Cattle prices fell during the quarter. Korea rejected a third shipment of US beef due to mad-cow disease concerns. Hog prices fell to seventeen-month lows in the third quarter. The market remains dependent on strong Asian demand but China has proven to buy less than expected, making hogs a rare market in that regard.

Third Quarter 2006

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

Currencies: Uncertainty over interest rate policy in the four main industrial blocks affected currency moves in the third quarter, causing the U.S. dollar to trade unevenly against the euro, the Japanese yen and the British pound. The ECB did not alter rates in August or September but the language from ECB President Jean Claude Trichet continued to exhibit a cautious tone. The U.S. dollar was pressured by a growing perception that the Fed has concluded the rate hike cycle after no action at the August and September FOMC meetings. The euro was also inhibited by ideas that the U.S. economy is slowing. Meanwhile, European data has been mixed, leading to weaker than expected German business confidence readings. Talk of higher European Union interest rates and increased taxation were cited as reasons for the weakness. The British pound showed some strength in the third quarter, after the BOE unexpectedly raised rates 25 basis points to 4.75% on August 3.

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

Energies: The third quarter started with energy prices on an upswing as geopolitical factors, weather fears, concerns about the availability of reformulated gasoline and summer driving demand were all supportive. However, as the quarter developed, all of these concerned dissipated.

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

Grains: Corn priced fluctuated during the quarter, peaking in early July and then falling off by quarter-end to match early springtime lows. During July, August and the first half of September, improved meteorological conditions across the Central United States erased problematic growing condition fears from the wheat market. As a result, values declined in the late summer to their lowest level since January 2005. Weather was an important factor for soybeans as well, and soybeans followed wheat’s price pattern closely in the third quarter, with soybean prices reaching their lowest level since February 2005. China is the main driver on the demand side. The ongoing improvements in the Chinese economy have resulted in a continued increase in the demand for poultry, beef and pork, by the rapidly expanding Chinese middle class. Similar to the pattern seen in the soybean market during the third quarter, the cotton market too, saw declining prices.

Indices: The third quarter proved to be a positive one for U.S. equities, as the Fed ended its string of 17 consecutive rate hikes and gave indications it was finished for the year and perhaps beyond. A pull back in energy prices and healthy consumer confidence and spending also lent support, while a solid run of earnings data and strength in big cap stocks was featured. Stocks were also aided by asset reallocation, including some out of commodities. In Europe, the third quarter proved even better than the U.S. The strength in U.S. equities was supportive along with some positive data, and the markets were able to shrug off rate hikes from the ECB and the BOE. European equities showed gains in all three months of the quarter, particularly in August and September. Asian equities, particularly Japan, had a volatile third quarter before finishing with a positive tone. In the end, solid economic data for much of the region along with money flow led to higher prices.

Interest Rates: The Fed followed the August pause that ended a streak of 17 consecutive rate hikes to 5.25% by holding steady at the September meeting. The FOMC statement varied little from the August commentary, as the Fed said it expects lower economic growth to reduce inflationary pressures. Treasury yields moved directionally lower during the quarter and bonds benefited from flight to quality and asset reallocation during the third quarter.

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

Metals: Gold prices rallied in the early part of the quarter and then sold off before ending the third quarter on a strong note. While gold is still up 10.9% for the year, the quarter’s softness came on the back of general commodity malaise, lower energy prices and the less hectic geopolitical landscape. Silver prices briefly decoupled from gold during the early part of the quarter, but ended up following the same path eventually. The slide in gold prices impacted copper, but there was enough trade support to limit the sell-off. Labor news was also supportive throughout the quarter. However, copper is headed for a production surplus due to high levels of Chilean output. Additionally, there are concerns on the demand side as Chinese consumption has declined in 2006 and the U.S. housing market is depressed, both of which are weighing on sentiment. Aluminum has also been hurt recently by excess production capacity and indications of lessened Chinese consumption, but overall global demand is solid. As for zinc, the price rally that occurred in first half of 2006 ended in the third quarter. However, the sell-off was limited as zinc’s fundamentals, featuring a huge production deficit, are strong. Nickel put in an exceptionally strong performance in the third quarter, gaining 127%. Demand remains strong in the face of tight inventories, and production and labor concerns.

Softs: Sugar rallied strongly in the first quarter of 2006, traded sideways for much of the second quarter of 2006 and tumbled almost 30% in the third quarter of 2006, leading to a year-to-date loss of 28.97%. The same general commodity weakness affecting many other markets, weighed on sugar as well. Additionally, a well-respected analyst predicted that India’s 2006-2007 sugar crop might reach 27 million tonnes, vastly ahead of 21 million tonnes this season. Since Brazil, Russia, China, Thailand and the Ukraine are also expecting abundant crops, the result will be significant global surplus, which will offset a decline in EU output to 16.5 million tonnes from 21.9 million this year. As for ethanol-related demand, it has waned of late. After rebounding in August following three negative months, coffee showed a mild loss in September, taking the year-to-date loss to 10.71%. Prospects for an excellent Brazilian crop and the above mentioned general commodity malaise still weigh on sentiment. Cocoa is faced with ample supplies and continued favorable crop prospects.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Third Quarter 2007 and Third Quarter 2006 are presented below.

Third Quarter 2007

Currencies: (+) The majority of gains were experienced in the U.S. dollar versus the euro, Canadian dollar and British pound. The majority of losses were experienced in the Japanese yen versus the euro and U.S dollar.

Energies: (+) Gains were experienced in crude oil, gas oil, heating oil and natural gas. Losses were experienced in gasoline.

Grains: (+) Gains were made in canola oil, soybean oil, soybeans and wheat. Losses were experienced in corn and cotton.

Indices: (-) The majority of losses were experienced in the DJ Stoxx 50, the Nikkei and the S&P 500 indices.

Interest Rates: (+) The majority of gains were made in Eurodollar and U.S. 5-year and 10-year Treasury Notes. The majority of losses were experienced in Euribor and Short Sterling.

Meats: (+) Gains were experienced in cattle and hogs.

Metals: (-) Losses were experienced in aluminum, copper, nickel and zinc. Gains were made in gold, lead and platinum.

Softs: (-) Losses were experienced in cocoa, coffee and sugar.

Third Quarter 2006

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of September 30, 2007 was $230.28, an increase of 3.40% from the December 31, 2006 Net Asset Value per Interest of $222.71 and an increase of 2.04% from the June 30, 2007 Net Asset Value per Interest of $225.67. The Net Asset Value per Interest as of September 30, 2006 was $218.56, a decrease of 5.95% from the December 31, 2005 Net Asset Value per Interest of $232.38 and a decrease of 2.74% from the June 30, 2006 Net Asset Value per Interest of $224.71. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $469,000 and $982,000, respectively. Registrant’s trading losses before commissions and related fees during Third Quarter 2006 and Year-To-Date 2006 were approximately $(241,000) and $(357,000), respectively.

Registrant’s average net assets decreased during Third Quarter 2007 and Year-To-Date 2007 in comparison to Third Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions. Registrant’s average net assets decreased for the Third Quarter 2006 and Year-To-Date 2006 compared to Third Quarter 2005 and Year-To-Date 2005 due to the effect of redemptions and negative trading performance.

Interest income is earned on the Registrant’s account with the clearing broker and the Registrant’s pro-rata allocation of interest from the Trading Vehicle at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during Third Quarter 2007 and Year-To-Date 2007 was approximately $118,000 and $395,000, respectively, a decrease of approximately $70,000 and $167,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to lower average net asset levels. Interest income during Third Quarter 2006 and Year-To-Date 2006 increased by approximately $34,000 and $160,000, respectively, as compared to Third Quarter 2005 and Year-To-Date 2005, primarily due to higher interest rates.

Commissions are calculated on Registrant’s Net Asset Value at the end of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association fees, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Third Quarter 2007 and Year-To-Date 2007 were approximately $215,000 and $692,000, respectively, a decrease of approximately $69,000 and $224,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to lower average net asset levels. Commissions and other transaction fees during Third Quarter 2006 and Year-To-Date 2006 decreased by approximately $54,000 and $130,000, respectively, as compared to Third Quarter 2005 and Year-To-Date 2005, primarily due to a decrease in average net asset levels.

Management fees are calculated on the net asset value of Registrant’s investment in the Trading Vehicle and on investments managed by the Trading Advisor at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $57,000 and $181,000, respectively, a decrease of approximately $16,000 and $54,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to lower average net asset levels. Management fees during Third Quarter 2006 and Year-To-Date 2006 decreased by approximately $15,000 and $34,000, respectively, as compared to Third Quarter 2005 and Year-To-Date 2005, primarily due to a decrease in average net asset levels.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $81,000 and $162,000, respectively. No incentive fees were earned during Third Quarter 2006 or Year-To-Date 2006.

General and administrative expenses allocated from the Trading Vehicle include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. General and administrative expenses during the Third Quarter 2007 and Year-To-Date 2007 were approximately $3,000 and $14,000, respectively. No general and administrative expenses were incurred prior to the Registrant’s investment in the Trading Vehicle during Third Quarter 2006 or Year-To-Date 2006.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Trading Vehicle to the Trading Advisor are at a fixed rate, calculated as a percentage of the Trading Vehicle’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

DIVERSIFIED FUTURES TRUST I

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer	Date: November 13, 2007
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: November 13, 2007
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)