Form 10-K
period 2007-12-31
DIVERSIFIED FUTURES TRUST I
filed 2008-03-28
CIK 926805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-26004

DIVERSIFIED FUTURES TRUST I

(Exact name of Registrant as specified in its charter)

Delaware	13-3780260
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 307-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Interests

(Title of class)

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Interestholders for the year ended December 31, 2007 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

[Remainder of page intentionally left blank]

DIVERSIFIED FUTURES TRUST I

(a Delaware Business Trust)

PART I

Item 1.	Business

General

Diversified Futures Trust I (“Registrant”), a Delaware business trust, was organized under the Delaware Statutory Trust Act on May 18, 1994 and will terminate on December 31, 2020 unless terminated sooner under the provisions of the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Registrant’s trustee is Wilmington Trust Company. Registrant was formed to engage in the speculative trading of commodity futures and forward contracts. Registrant’s fiscal year for book and tax purposes ends on December 31.

Registrant is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

Managing Owner and its Affiliates

Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) has been the managing owner of Registrant since October 1, 2004. Prior to that date, Prudential Securities Futures Management Inc. served as managing owner of Registrant. The term Managing Owner, as used herein, refers either to Prudential Securities Futures Management Inc. or Preferred, depending upon the applicable period discussed.

The Managing Owner is required to maintain at least a 1% interest in Registrant so long as it is acting as Registrant’s Managing Owner.

The Trading Advisor and the Trading Vehicle

On February 3, 2003, the Managing Owner and Registrant entered into an advisory agreement (the “Appleton Advisory Agreement”) with Appleton Capital Management Ltd. (“Appleton”) to manage approximately 20% of Registrant’s assets. On February 7, 2003, the Managing Owner and Registrant entered into an advisory agreement (the “Graham Advisory Agreement”) with Graham Capital Management, L.P. (“Graham”) to manage approximately 40% of Registrant’s assets. On February 14, 2003, the Managing Owner and Registrant entered into an advisory agreement (the “Aspect Advisory Agreement”) with Aspect Capital Limited (“Aspect”) to manage approximately 40% of Registrant’s assets. Registrant terminated the Appleton Advisory Agreement, Graham Advisory Agreement and Aspect Advisory Agreement effective December 31, 2006.

Prior to January 1, 2007 (including the years ended 2006 and 2005), all trading decisions for Registrant were made by Appleton, Graham and Aspect.

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

The Trading Vehicle has entered into an advisory agreement (the “Trading Vehicle Advisory Agreement”) with Winton Capital Management Limited (“Winton”), whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. Registrant has allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Vehicle. Registrant, through its investment in the Trading Vehicle, pays a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays Winton an incentive fee of 20% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report to the interest holders for the year ended December 31, 2007 (“Registrant’s 2007 Annual Report”), which is filed as an exhibit hereto.

Item 1A.	Risk Factors

THE RISKS YOU FACE

You Should Not Rely on Past Performance in Deciding Whether to Buy Interests

Each Trading Advisor selected by the Managing Owner to manage the assets of Registrant has a performance history through the date of its selection by the Managing Owner. You must consider, however, the uncertain significance of past performance, and you should not rely on the Trading Advisors’ or the Managing Owner’s records to date for predictive purposes. You should not assume that any Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for Registrant that is comparable to that Trading Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not underperform the past performance records included in their prospectuses.

Price Volatility May Possibly Cause the Total Loss of Your Investment

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in Registrant.

Speculative and Volatile Markets Combined With Highly Leveraged Trading May Cause Registrant to Incur Substantial Losses.

The market’s in which Registrant trades are speculative, highly leveraged and involve a high degree of risk. Each Trading Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that Registrant will not incur such losses. Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, as does Registrant, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for Registrant. Market volatility will increase the potential for large losses. Market volatility and leverage mean that Registrant could incur substantial losses, potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Trust Assets

Registrant is subject to the fees and expenses which are payable irrespective of profitability in addition to performance fees which, are payable based on the profitability of Registrant, and, as a multi-advisor fund, upon each Trading Advisor’s performance. Consequently, the expenses of Registrant could, over time, result in significant losses to your investment therein.

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

Increase in Assets Under Management May Affect Trading Decisions

The more equity a Trading Advisor manages, the more difficult it may be for that Trading Advisor to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require one or more of the Trading Advisors to modify trading decisions for Registrant, which could have a detrimental effect on your investment in such Trust.

You Cannot be Assured of the Trading Advisors’ Continued Services Which May Be Detrimental to Trust

You cannot be assured that any Trading Advisor will be willing or able to continue to provide advisory services to Registrant for any length of time. There is severe competition for the services of qualified trading advisors, and Registrant may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or a current Trading Advisor may require Registrant to pay higher fees in order to be able to retain such Trading Advisor.

Limited Ability to Liquidate Your Investment

There is no secondary market for the Interests. While the Interests have redemption rights, there are restrictions, and possible fees assessed. Transfers of Interests are subject to limitations, and the Managing Owner may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for Registrant.

Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions, which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that any Trading Advisor will be able to do so. There can be no assurance that market illiquidity will not cause losses for Registrant. The large size of the positions which a Trading Advisor is expected to acquire for Registrant increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The risk of loss due to potentially illiquid markets is more acute in respect of over-the-counter instruments than in respect of exchange-traded instruments because the performance of those contracts is not guaranteed by an exchange or clearinghouse and Registrant will be at risk to the ability of the counterparty to the instrument to perform its obligations thereunder. Because these markets are not regulated, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

Because Registrant does not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Registrant does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers; while Registrant trades unprofitably.

Failure of Futures Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Historically, managed futures generally have been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, Registrant cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If Registrant does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Interests of Registrant and Registrant may have no gains to offset your losses from other investments.

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

Trading Advisors are expected to engage in some or all of its trading on behalf of Registrant on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars, Registrant will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges by Registrant to which such investors would not have been subject had the Trading Advisors limited their trading to U.S. markets.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Interestholders

Registrant is subject to actual and potential conflicts of interests involving the Managing Owner, the Trading Advisors, and various brokers and servicing agents. The Managing Owner, the Trading Advisors, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to Registrant’s business, which also presents the potential for numerous conflicts of interest with Registrant. As a result of these and other relationships, parties involved with Registrant have a financial incentive to act in a manner other than in the best interests of Registrant and its Interestholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the various Trust.

Registrant may be subject to certain conflicts with respect to its clearing broker (“Clearing Broker”), its futures broker (“Futures Broker”), and any executing broker including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, purchasing opposite or competing positions on behalf of third party accounts traded through the Clearing Broker, the Futures Broker and executing brokers.

Interestholders Taxed Currently

Interestholders are subject to tax each year on their allocable share of the income or gains (if any) of Registrant, whether or not they receive distributions. Moreover, the Managing Owner does not intend to make any distributions to Interestholders in respect of Registrant. Consequently, Interestholders will be required either to redeem Interests or to make use of other sources of funds to discharge their tax liabilities in respect of any profits earned by Registrant.

In comparing the profit objectives of Registrant with the performance of more familiar securities in which one might invest, prospective investors must recognize that if they purchased equity or debt, there probably would be no tax due on the appreciation in the value of such holdings until disposition. In the case of Registrant, on the other hand, a significant portion of any appreciation in the net asset value per Interest must be paid in taxes by the Interestholders of Registrant every year, resulting in a substantial cumulative reduction in their net after-tax returns. Because Interestholders will be taxed currently on their allocable share of the income or gains of Registrant, if any, Registrant may trade successfully but investors nevertheless would have recognized significantly greater gains on an after-tax basis had they invested in conventional stocks with comparable performance.

Limitation on Deductibility of “Investment Advisory Fees”

Non-corporate Interestholders may be required to treat the amount of Incentive Fees and other expenses of Registrant as “investment advisory fees” which may be subject to substantial restrictions on deductibility for federal income tax purposes. In the absence of further regulatory or statutory clarification, the Managing Owner is not classifying these expenses as “investment advisory fees,” but this is a position to which the Internal Revenue Service (the “IRS”) may object. If a substantial portion of the fees and other expenses of Registrant were characterized as “investment advisory fees,” an investment in Registrant might no longer be economically viable.

Taxation of Interest Income Irrespective of Trading Losses

With respect to Registrant, the net asset value per Interest reflects the trading profits and losses as well as the interest income earned and expenses incurred by Registrant. However, losses on Registrant’s trading will be almost exclusively capital losses, and capital losses are deductible against ordinary income only to the extent of $3,000 per year in the case of non-corporate taxpayers. Consequently, if a non-corporate Interestholder had, for example, an allocable trading (i.e., capital) loss of $10,000 in a given fiscal year and allocable interest (i.e., ordinary) income (after reduction for expenses) of $5,000, the Interestholder would have incurred a net loss in the net asset value of such Interestholder’s Interests equal to $5,000 but would recognize taxable income of $2,000 (assuming a 40% tax rate). The limited deductibility of capital losses for non-corporate Interestholders could result in such Interestholders having a tax liability in respect of their investment in Registrant despite incurring a financial loss on their Interests of Registrant.

Possibility of a Tax Audit of Both Registrant and the Interestholders

There can be no assurance that the tax returns of Registrant will not be audited by the IRS. If such an audit results in an adjustment, Interestholders of Registrant could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

Failure or Lack of Segregation of Assets May Increase Losses

The Commodity Exchange Act (“CEA”) requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Clearing Broker fails to do so, the assets of Registrant might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the Clearing Broker’s bankruptcy, Registrant could be limited to recovering only a pro rata share of all available funds segregated on behalf of the Clearing Broker’s combined customer accounts, even though certain property specifically traceable to Registrant (for example, Treasury bills deposited by Registrant with the clearing broker as margin) was held by the Clearing Broker.

Default by Counterparty and Credit Risk Could Cause Substantial Losses

Dealers in forward contracts are not regulated by the CEA and are not obligated to segregate customer assets. As a result, Interestholders do not have such basic protections with respect to the trading in forward contracts by Registrant. This lack of regulation in these markets could expose Registrant in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties. Registrant also faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case Registrant could suffer significant losses on these contracts.

Regulatory Changes or Actions May Alter the Nature of an Investment in Registrant

Considerable regulatory attention has been focused on non-traditional investment pools, in particular commodity pools such as Registrant, publicly distributed in the United States. There has been significant international governmental concern expressed regarding, for example, (i) the disruptive effects of speculative trading on the central banks’ attempts to influence exchange rates and (ii) the need to regulate the derivatives markets in general. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in Registrant.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the Commodity Futures Trading Commission (“CFTC”) and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures and forward transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on Registrant is impossible to predict, but could be substantial and adverse.

Trust Trading is Not Transparent

Trading decisions in respect of Registrant, are made by the Trading Advisors. While the Managing Owner receives daily trade confirmations from the Clearing Broker and foreign exchange dealers, such information is not provided to Interestholders and Registrant’s trading results are reported to the Interestholders. Accordingly, an investment in Registrant does not offer you the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers.

Lack of Independent Experts Representing Investors

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of Registrant. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in Registrant.

Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

Registrant may trade foreign exchange contracts in the interbank market. Since forward contracts are traded in unregulated markets between principals, the commodity pools also assume the risk of loss from counterparty nonperformance. In the future, Registrant may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments, which combine features of a security with those of a futures contract. Because there is no exchange or clearing- house for these contracts, Registrant will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, Registrant will not receive the protections, which are provided by the CFTC’s regulatory scheme.

Possibility of Termination of Registrant or any Trust Before Expiration of its Stated Term

As Managing Owner, the Managing Owner may withdraw from Registrant, which would cause Registrant to terminate unless a Substitute Managing Owner was appointed. Other events, such as a long-term substantial loss suffered by any Trust, could also cause Registrant to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Clearing Broker were revoked or suspended, such entity would no longer be able to provide services to Registrant.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Registrant does not own or use any physical properties in the conduct of its business. Registrant’s only place of business is the place of business of the Managing Owner.

Certain administrative services are provided by Spectrum Global Fund Administration, L.L.C., Registrant’s administrator (the “Administrator”), which is located at 33 West Monroe, Suite 1000, Chicago, IL 60601.

Item 3.	Legal Proceedings

There are no material proceedings pending by or against Registrant or the Managing Owner.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On January 5, 1995, Registrant completed its initial offering and on August 31, 1996 the continuous offering period expired. A significant secondary market for the Limited Interests has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of a Interestholder to transfer Interests. However, Interests may be redeemed as of the last business day of any calendar quarter at the then current net asset value per Interest. Consequently, holders of Interests may not be able to liquidate their investments in the event of an emergency or for any other reason.

There are no material restrictions upon Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

As of January 31, 2008, there were 405 holders of record owning 46,672.067 Interests, which include 483 General Interests.

Item 6.	Selected Financial Data

The following table presents selected financial data of Registrant. This data should be read in conjunction with the financial statements of Registrant and the notes thereto on pages 7 through 16 of Registrant’s 2007 Annual Report, which is filed as an exhibit here to.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Total revenues (including interest)	$2,045,248	$817,235	$1,226,876	$559,273	$5,724,208
Net income (loss)	$585,390	$(679,505)	$(517,955)	$(1,749,866)	$3,174,142
Net income (loss) per weighted average Interest	$11.17	$(10.10)	$(6.49)	$(19.52)	$31.80
Total assets	$11,365,592	$14,369,565	$17,739,364	$20,833,363	$24,541,139
Net asset value per Interest	$235.63	$222.71	$232.38	$237.65	$255.58

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For a further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit herewith.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Interestholders.

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Revenues in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

New Accounting Pronouncements

The SEC Staff Accounting Bulletin (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. The Managing Owner has evaluated the impact, if any, the implementation of SAB 108 may have on the Registrant’s financial statements. In the Managing Owner’s opinion, no material unrecorded misstatements are in existence as of December 31, 2007 and 2006 that would require a cumulative effect adjustment to the financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Registrant has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Registrant adopted SFAS 157 in the first quarter of 2008. The Managing Owner evaluated the impact adoption of SFAS 157 will have on the Registrant’s financial statements. Based on an analysis by the Managing Owner, the effect of applying SFAS 157 to the investments included in the financial statements will not result in a change to the fair value of the Registrant’s investments. Approximately $0 or 0.00% of the Registrant’s trust capital at December 31, 2007 is classified as Level 1 or Level 2 and $11,055,308 or 100.53% is classified as Level 3 using the fair value hierarchy of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

The Registrant adopted SFAS 159 in the first quarter of 2008. The Managing Owner of the Registrant evaluated the impact adoption of SFAS 159 will have on the Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of SFAS 159 had no material effect on the Registrant financial statements.

Liquidity and Capital Resources

Registrant commenced operations on January 5, 1995 with gross proceeds of $25,262,800 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests”or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant through August 31, 1996 resulted in additional gross proceeds to Registrant of $41,129,100. The continuous offering period ended on August 31, 1996.

The Trust Agreement provides that an Interest holder may redeem its Interests as of the last business day of any calendar quarter at the then current net asset value per Interest. Redemptions of Limited Interests for the years ended December 31, 2007, 2006 and 2005 were $2,531,444, $3,127,780 and $2,808,161, respectively. Redemptions of General Interests for the years ended December 31, 2007, 2006 and 2005 were $35,880, $26,319 and $24,344, respectively. Redemptions of Limited and General Interests from the commencement of operations, January 5, 1995, to December 31, 2007 totaled $89,227,749 and $767,344, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At December 31, 2007, 100.53% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. The clearing broker and bank credit the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income earned on its accounts with the clearing broker and bank during each month.

The commodities contracts through the Registrant’s investment in the Trading Vehicle may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Trading Vehicle (and, in turn, Registrant) from promptly liquidating its commodity futures positions.

Since Registrant’s business is to trade futures contracts (through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 7 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit herewith.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the years ended December 31, 2007, December 31, 2006 and December 31, 2005:

The Year Ended December 31, 2007

The global economy endured the unfolding of the subprime credit crisis for most of 2007. August 2007 will forever be etched in the financial pantheon alongside 1998 and 1987 as defining events of their respective decades. The US economy has cooled considerably since the beginning of the year and many economists are signifying a “recessionary like” outlook at best in the coming months, not the “soft landing” that was anticipated. While the US economy proved volatile throughout the year, the rest of the world appeared to be going strong.

During 2007, single-family housing starts and permits hit sixteen-year lows as starts fell over 5% and are approximately 24% below 2006. The Home Builders Confidence Index witnessed the lowest drawdown in nineteen years. In November, UK housing prices showed their greatest monthly dive in twelve years as the subprime crisis clearly impacted non-US markets. Inflation concerns led to the Bank of England (“BOE”) to cut rates late in 2007.

In the US, the unemployment rate unexpectedly jumped to 5.0% during the fourth quarter as private sector payrolls fell, signaling the first decline in four years. For the first time since September 2003, fewer than half of the industries surveyed added jobs.

Currencies: While the US dollar managed periodic strength during December, the dollar ended 2007 with staggering losses to major rivals. The final 2007 tally saw the euro, pound and yen gaining over 10%, 6% and 2%, respectively. After witnessing a record monthly low in November, the Dollar Index ended the year over 76.5. Throughout the year, emerging nations gained greater confidence in their domestic economic strength. Many, especially in Asia, slowly abandoned the managed dollar peg.

The pound finished the year with gains on the dollar, despite losses in December as a result of a BOE rate decrease. The euro had a strong year and benefited from perceptions that the European Central Bank (“ECB”) would not be lowering rates any time soon as ECB President Jean Claude Trichet issued a series of hawkish comments, mainly as related to inflation concerns. European Union economic data was mixed to weak, including a twenty-two month low reading of the German IFO Business Confidence Index.

The yen closed out 2007 up 2% for the year on the US dollar. Japanese economic data persisted as lackluster and those calling for a rate increase have now mostly backed away from that forecast. The yuan extended its yearlong gradual advance in December as the Peoples Bank of China continued to contract. Since abandonment of the US dollar peg in January 2005, the yuan has risen 12% to the dollar. The Canadian, Australian and New Zealand dollars posted gains on the year against the US dollar.

Energies: It was a tremendous year for the petroleum sector as crude oil prices rose more than 40% within the Dow Jones AIG Index and closed 2007 over $95. Crude briefly reached the ominous $100 level but the market failed to hold that level in initial efforts. Geopolitical events were supportive during the year, encouraging the high volatility patterns. Supply/demand fundamentals have been trending weaker and the market saw periodic selling as related to concerns surrounding slowing US and global growth. The US dollar remained a key influence and the dollar’s demise was a key factor in crude’s run. Overall demand for commodities as an asset class was supportive, particularly in the Peoples Republic of China and in India.

Reformulated gasoline soared throughout the year and topped off with a year-to-date gain of over 45% within the Dow Jones AIG Index. Heating oil performed well in 2007 and closed up 5.5% within the same index. Distillate inventories remained below the five-year average and Department of Energy inventories ran 6% under last year despite relatively moderate weather conditions.

Agriculturals: Clearly, 2007 was a superior year for commodities as evidence by stronger readings in the major indices. The 19-component Dow Jones AIG Index witnessed a yearly gain of over 11%. Commodities attracted significant interest as an alternative asset class throughout 2007. Corn closed the year at prices that have not been seen since the summer of 1996. One key fundamental factor contributing to corn’s growth, besides the evident global demand for ethanol, is the increased quality of living in developing countries such as China and India. On the production side, perhaps with the exception of soybeans, wherever crop interchangeability allows, corn will continue to steal acres from competing agricultural products.

Soybean prices finished the year over $12.50, which is second to historical highs set in June of 1973. The fundamentals for soybeans remain demand driven. China’s need for beans, bean oil and bean meal is so massive that all importation taxes and tariffs on all three have been dropped, which is a rare move. On the supply side, the battle for global acreage will hinge on the relative value of competing crops. In 2007, the wheat market realized an outstanding 87% increase in prices from 2006, setting new all time record prices. This gain is despite the historic drought in Australia, one of the world’s largest producers of the grain. On the whole, cotton improved in 2007 ending the year with over a 22% increase, at a level that has not been seen since early 2004.

Indices: The major US equity indices slumped in the fourth quarter under the weight of the subprime credit crisis but still tallied gains for the year. For 2007, the Dow Jones rose over 6%, the S&P 500 added 3.5%, while the tech heavy NASDAQ was the leading performer with a 10% gain. The fourth quarter sell-off was a result of traders becoming increasingly concerned about the economy in general and housing in particular. Some doubted the Federal Reserves (“Fed”) resolve to address the economic issues in the face of growing inflation concerns. Also, interest and demand for commodities as an alternative asset class weighed on the equity sector.

To a lesser extent, European equities echoed the weak tone of the US during the fourth quarter. However, the German DAX showed strong gains of 22% during 2007. The CAC and FTSE scored much lower gains of 1% and 4%. The broad based Pan-European Dow Jones STOXX 600 suffered minor losses as markets outside of the big three struggled.

Equities soared in Asia with the Hang Seng Index, Shanghai Composite, Kospi Index and Australian All Ordinaries setting record highs during 2007. During the fourth quarter, volatility was rampant across Asian equities. While the Hang Seng performed extremely well, with almost a 40% gain on the year, it was a different story for Japan as the NIKKEI lost over 11%, resulting in the first decline in the past five years. Despite the International Monetary Fund lowering Japan’s growth rate in November, business investment remained expansionary and many market participants view a Japanese recession as unlikely.

Interest Rates: With inflation concerns and the global credit crisis taking center stage during the second half of the year, the Fed reacted aggressively on September 18 and cut both the Fed Funds rate by 50 basis points from 5.25% to 4.75% and the discount rate to 5.25%. After this action, the yield curve showed significant steepening. The 2 and 10 year benchmark notes ended the year lower than 2006. The Federal Reserve indicated possible future US rate hikes in the coming months. The TED spread continued to rise through November.

After a pair of rate hikes in the first half of the year, the ECB held steady at 4.00% through year-end and the euro benefited from perceptions that the ECB seems to be in a holding pattern. The BOE issued three quarter-point rate increases in the first half of 2007. Forced to deal with the Northern Rock Crisis, declines in consumer confidence, housing declines and weakness in the service sector during the second half of the year, the BOE slashed their rate by a quarter-point in December to end the year at 5.50%.

The Bank of Japan (“BOJ”) raised rates in the first quarter of the year and held the rate steady through the end of the year. A rash of lackluster economic data weighed on BOJ officials but they kept the rates unchanged. The Peoples Bank of China drained liquidity and gradually hiked interest rates throughout 2007.

Metals: Base metals had a rather difficult 2007. The dismal housing market, poor construction data in the US and UK and the sliding US dollar had a significant impact. Zinc was the worst performer among the nineteen components of the Dow Jones AIG Index, with annual losses over 43%. Aluminum and nickel witnessed steep losses over 18% and 16% within the Dow Jones AIG Index, respectively. In December, copper had a rough month but still posted an annual gain of over 4.5%.

Precious metals, on the other hand, recorded tremendous gains during 2007. Gold sky rocketed to a near twenty-eight year high and finished 2007 up over 32%. This trend was fueled by the weak dollar, soaring oil prices, subprime credit woes and several geopolitical events, including the recent developments in Pakistan. Gold saw spotty selling per the yen carry trade and other margin needs during the second half of the year. Silver traded with more volatility than gold and experienced less flight-to-safety demand and ended the year topping a 9% profit. Platinum had a positive year as Asian demand for the metal held strong.

Softs and Livestock: Citrus finished up 2007 on the rally side following forecasts of freezing temperatures in the sunshine state. However, this rally could not offset losses realized throughout the year. Sugar and coffee had a rather difficult year as well. Within the Dow Jones AIG Index sugar and coffee were down more than 14% and 6%, respectively. Following negative 2006 performance, cocoa rebounded in 2007, achieving a 17% return on the year.

2007 proved less than kind to livestock prices as both cattle and hogs suffered losses. Live cattle were down more than 6% within the Dow Jones AIG Index. Korea rejected a series of shipments of US beef on trepidation of mad-cow disease concerns. Hogs were the second worst performer within the Dow Jones AIG Index with a 30% loss.

The Year Ended December 31, 2006

The U.S. Federal Reserve (“Fed”) ceased raising rates in the fourth quarter. The perception remains that although the economy is slowing, there is no danger of a recession and that a soft landing is the most likely scenario. Range trading may be the dominant pattern for the next few months as prices react to the economic data. The yield on the benchmark U.S. 10-Year note finished November at an 11-month low. A weaker U.S. dollar failed to dampen enthusiasm for U.S. Treasuries. The latest data available shows capital flows to the U.S. rose in October.

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

The overall consumer confidence picture remained mixed with the high end and electronics sectors doing well. November Retail Sales rose 1.0%. The unusually warm weather hurt clothing and Department Store Sales. Third quarter Gross Domestic Product, a measure of economic growth, was revised downwards to the lowest level since the fourth quarter of 2005. Home building remains the main drag on growth.

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

Currencies: The euro strengthened versus the U.S. dollar in 2006, reversing the pattern from 2005. The euro also strengthened against the Japanese yen, achieving record levels in December. Germany, the engine of Eurozone growth, has been the strongest European economy this year. Interest rate differential factors supported the euro through much of the fourth quarter of 2006. Of great significance, central banks around the globe have initiated a policy of diversification out of the U.S. dollar and into the euro, the British pound, and to a lesser extent, the Japanese yen.

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

Energies: Crude oil was strong during the first half of the year and weakened during the second half, with the exception of a brief respite during November. Crude ended December around $60 per barrel, which contrasts to its mid-July peak of nearly $78 per barrel. Record warm weather in key consuming regions in the U.S. put pressure on the market during the quarter, as did a generally benign geopolitical scene and poor member compliance with OPEC’s announced production cuts.

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

Grains: While December’s performance was mixed, corn trended upwards for the fourth quarter as a whole. The last week of the month, quarter, and year saw the posting of a multi-year high, with the final price for 2006 settling at the highest weekly close on the charts since the drought-driven summer rally in July of 1996. The main drivers behind the re-awakening of corn prices were threefold: 1) an increase in overseas demand due to improving global economic conditions; 2) the expansion of the production of ethanol; and 3) the ongoing increase in hedge fund and money managers’ investing in alternative non-correlated asset classes. For the quarter as a whole, despite a large trading range, the wheat market put in somewhat disappointing, albeit upward trending performance. The uncertainty caused by ongoing drought conditions in Australia, the relatively high price for wheat and tight global stocks had an effect on supply and demand. The trend for soybean prices was higher for the fourth quarter of 2006. Export demand for soybeans, soybean oil and soybean meal all appear to be increasing. As corn production is increasingly diverted to the production of ethanol, substitute feedstuffs, with soybeans as the closest surrogate, may also feel the upward pull of prices. As the global supply of foreign cotton sold out late in the year, prices began to move higher from mid-November through the end of the year. The lethargy that characterized most of 2006 was a product of a massive carryover of last year’s crop, along with last summer’s unfortunate elimination of a marketing program which left U.S. cotton uncompetitively priced.

Indices: U.S. equities recorded their best gains in three years during the fourth quarter of 2006. The weakness in real estate that may have caused a shift into equities, large levels of global liquidity, a drop in oil prices, a quiet geopolitical atmosphere, solid earnings and a brisk mergers and acquisitions calendar all added to the positive performance. A shift out of commodities also aided the tone of global equities. Blue chips, financials, oil and big caps did well, and at the end of the quarter technology names took a leading role.

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

Interest Rates: As expected, the Fed remained on hold at its December 12 meeting. The minutes of the most recent Federal Open Market Committee (“FOMC”) meeting were virtually the same as the November meeting, indicating that the FOMC unanimously agreed that inflation persists as the primary concern to the economy. However, at the same time they stated the economy might have been a bit softer than previously thought.

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

Metals: A weak U.S. dollar helped support gold for most of the quarter but during late December the dollar showed signs of a consolidation rally and gold fell. Plunging energy prices had a negative impact on gold prices as well. Silver traded at its best levels in more than six months during the quarter, but ended the year off its highs. For the year, silver significantly outperformed gold. Speculative participation was heavy throughout the quarter, setting the stage for high volatility. A steady increase in inventories weighed on copper prices in the fourth quarter. A lessening of labor concerns, particularly in Chile and Canada, and the fact that China’s buying pace slowed in 2006 added to the negative tone. Zinc supplies remained tight and strong demand continued. Aluminum prices held up well in the fourth quarter in the face of a general commodity weakness. Nickel was one of the strongest performers in the metals group due to tight supply and a strong pattern of stainless steel demand.

Softs: Forecasts for a significant global supply surplus of sugar weighed on sentiment, causing prices to decline 29% on the year. This made sugar the weakest agricultural commodity in the Dow Jones/AIG Index. Coffee prices remained relatively flat for 2006 and overall global coffee demand was solid. Scaled back cocoa crop prospects for the Ivory Coast, the world’s largest producer, added to the commodity’s recent bullish tone. The political situation in the Ivory Coast continues fairly quiet but civil unrest remains a potential factor. The cattle market traded sideways for most of the fourth quarter until severe weather conditions reduced cattle supply and caused prices to rise in the second half of December. Hog supply was ample during the quarter as the US entered a seasonally slow demand period. On the bright side, the most recent USDA estimate is that US pork exports will rise in 2007 to follow the 2006 increase.

The Year Ended December 31, 2005

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 are presented below.

The Year Ended December 31, 2007

Currencies: (+) This sector experienced a majority of its losses in Japanese yen, Mexican peso, Japanese yen versus the euro, Swiss franc and South African rand. The majority of gains were experienced in the euro, Canadian dollar, Brazilian real, Australian dollar and the euro versus the Japanese yen.

Energies: (+) This sector experienced losses in gasoline and heating oil. Gains were made in crude oil, gas oil and natural gas.

Grains: (+) This sector experienced losses in corn and cotton. Gains were made in soybean oil, canola oil, wheat, soybean meal and soybeans.

Indices: (-) This sector experienced a majority of its losses in the FTSE 100, Nikkei, Taiwan, Hang Seng and the CAC 40 indices. The majority of gains were made in the Australian All Ordinaries, DAX and the Mid Cap 400 indices.

Interest Rates: (+) This sector experienced a majority of its losses in Australian bonds, Australian Bank Bills and Eurodollars. The majority of gains were made in Short Sterling, Japanese Government Bonds, British Gilt and U.S. Treasury Notes.

Meats: (+) This sector experienced losses in feeder cattle. Gains were made in live cattle and live hogs.

Metals: (+) This sector experienced losses in copper, aluminum, zinc and silver. Gains were made in gold, lead, nickel and platinum.

Softs: (-) This sector experienced losses in cocoa and coffee. Gains were made in sugar.

The Year Ended December 31, 2006

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

The Year Ended December 31, 2005

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

Results of Operations

The net asset value (“NAV”) per Interest as of December 31, 2007, was $235.63, an increase of 5.80% from the December 31, 2006 NAV per Interest of $222.71, which was a decrease of 4.16% from the December 31, 2005 NAV per Interest of $232.38, and a decrease of 2.22% from the December 31, 2004 NAV per Interest of $237.65. The CISDM CPO Asset Weighted Index (formerly known as the Zurich Fund/Pool Qualified Universe Index) returned 8.55%, 8.30% and 5.97% for the years ended December 31, 2007, 2006 and 2005, respectively. The CISDM CPO Asset Weighted Index is the dollar weighted, total return of all commodity pools tracked by Managed Account Reports, LLC. Past performance is not necessary indicative of future results.

Registrant’s average net assets during the year ended December 31, 2007 was approximately $11,667,000. Registrant’s net assets decreased by approximately $3,511,000 during 2007 as compared to 2006, decreased by approximately $2,637,000 during 2006 as compared to 2005, and decreased by approximately $1,967,000, during 2005 as compared to 2004. The decrease in net assets during the year ending December 31, 2007 was primarily due to the effects of redemptions. The decrease in net assets during the years ended December 31, 2006 and 2005 was primarily due to the effects of redemptions and negative trading performance.

Registrant’s trading gains before commissions were approximately $1,560,000, $67,000 and $643,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Interest income is earned at competitive interest rates on the Registrant’s accounts maintained with the clearing broker and bank and the Registrant’s pro-rata allocation of interest from the Trading Vehicle and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income decreased by approximately $265,000 during 2007 as compared to 2006, increased by approximately $167,000 during 2006 as compared to 2005, and increased by approximately $305,000 during 2005 as compared to 2004. The decrease in interest income during the year ended December 31, 2007 was due to reduced average net asset levels. The increase in interest income during the years ending December 31, 2006 and 2005 was primarily due to increased short-term interest rates, which more than offset the reduced average net asset levels, which were primarily the result of redemptions and negative trading performance during these time periods.

Commissions are calculated on Registrant’s net asset value at the beginning of each month and, therefore, vary according to trading performance and redemptions. Commissions and other transaction fees decreased by approximately $282,000 during 2007 as compared to 2006, decreased by approximately $197,000 in 2006 as compared to 2005 and decreased by approximately $261,000 during 2005 as compared to 2004. The decrease in commissions for the years ended December 31, 2007, 2006 and 2005 was due to reduced average net asset levels discussed above.

The trading decisions for Registrant were made by Graham and Aspect throughout 2006 and Appleton until September 29, 2006 as the Trading Advisors of Registrant. In 2007 the trading decisions were made by Winton through the Registrant’s investment in the Trading Vehicle. Management fees are calculated on Registrant’s net asset value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $68,000 during 2007 as compared to 2006, decreased approximately $51,000 during 2006 as compared to 2005 and decreased by approximately $67,000 during 2005 as compared to 2004. The decrease in management fees for the years ended December 31, 2007, 2006 and 2005 was due to reduced average net assets discussed above.

Incentive fees were based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Amended Advisory Agreements amongst Registrant, the Managing Owner and the respective Trading Advisors. Incentive fees of approximately $256,000 , $0 and $0 were incurred for the years ended December 31, 2007, 2006 and 2005, respectively.

Inflation

Inflation has had no material impact on operations or on the financial condition of Registrant from inception through December 31, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by the Trading Vehicle to the Trading Advisor are calculated as a fixed percentage of the Trading Vehicle’s Net Asset Value. Incentive fees payable by the Trading Vehicle to the Trading Advisor are at a fixed rate, calculated as a percentage of the Trading Vehicle’s “New High Net Trading Profits”. Management fees payable by the Registrant to the Managing Owner are calculated as a percentage of Registrant’s net asset value. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit herewith.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 3 through 6 of Registrant’s 2007 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007:
Total revenues (including interest)	$(941,296)	$1,730,898	$587,164	$668,482

Total revenues (including interest) less commissions	$(1,190,777)	$1,503,920	$372,119	$451,320

Net income (loss)	$(1,257,913)	$1,355,600	$231,105	$256,598

Net income (loss) per weighted average interest	$(21.87)	$25.12	$4.66	$5.39

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006:
Total revenues (including interest)	$245,469	$12,657	$(53,183)	$612,292
Total revenues (including interest) less commissions	$(78,482)	$(295,316)	$(336,876)	$337,698
Net income (loss)	$(161,951)	$(374,300)	$(409,526)	$266,272
Net income (loss) per weighted average interest	$(2.26)	$(5.47)	$(6.20)	$4.24

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and Registrant has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

In designing and evaluating Registrant’s disclosure controls and procedures, the Managing Owner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of the end of the period covered by this report. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of the end of such period, Registrant’s disclosure controls and procedures are.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control - Integrated Framework” issued by COSO, the Managing Owner concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2007.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention of overriding controls. Because of these inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2007 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal controls over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management’s report in its 2007 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Registrant had no directors or executive officers. Registrant is managed by the Managing Owner.

The directors and executive officers of the Managing Owner are as follows:

Mr. Kenneth A. Shewer (born 1953), a Director and Co-Chief Executive Officer of the Managing Owner, has been a principal, associated person and NFA associate member of the Managing Owner since February 8, 1984, May 1,1985 and August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. (“Pasternak, Baum”), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer created and managed Pasternak, Baum’s Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. Mr. Shewer’s responsibilities at Pasternak, Baum included merchandising South American grain and exporting United States corn and soybeans. In 1982, Mr. Shewer became co-manager of Pasternak, Baum’s F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer has traveled extensively in South America and Europe in connection with the commodity business and has organized and effected grain and oilseed sales in those regions, the former Soviet Union, and the Far East. While at Pasternak, Baum, Mr. Shewer was a member of the St. Louis Merchants Exchange and was associated with the National Grain and Feed Association and the North American Export Grain Association.

Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975. Mr. Shewer sits on the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also a member of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization affiliated with the University of Miami School of Medicine. Mr. Shewer is a founding member and a member of the Board of the Greenwich Roundtable. He is also a Director of The Kenmar Global ECO Foundation Inc., which was formed in order to make a meaningful, positive impact on society and the environment by identifying and supporting organizations that promote environmental and sustainability causes around the world.

Mr. Marc S. Goodman (born 1948), a Director and Co-Chief Executive Officer of the Managing Owner, has been a principal, associated person and NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 and August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds, and for selecting trading personnel in the Vegetable Oil Division. Mr. Goodman also created and developed Pasternak, Baum’s Lauric Oils Department. Mr. Goodman has conducted extensive business in South America, Europe and the Far East; he has been a merchandiser of all major vegetable oils and their by-products, and of various other commodities such as sunflower seeds, frozen poultry, pulses and potatoes.

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

Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also the most recent past Chairman of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization that is the principle source of funding for the Diabetes Research Institute, a world renowned cure based research center affiliated with the University of Miami School of Medicine. Mr. Goodman is a founding member and member of the Board of the Greenwich Roundtable. He is also a Director of The Kenmar Global ECO Foundation Inc., which was formed in order to make a meaningful, positive impact on society and the environment by identifying and supporting organizations that promote environmental and sustainability causes around the world.

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

Ms. Melissa Cohn (born 1960), Managing Director and Senior Research Analyst, joined the Managing Owner in 1988. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management. Ms. Cohn has been involved in the futures industry for over 20 years. Prior to joining the Managing Owner, she spent six years in positions of increasing responsibility in the Commodities Division at Shearson Lehman Hutton Inc. Her experience includes that of Sales Assistant, Assistant Commodity Trader and Trader executing orders from numerous CTAs that traded through Shearson. Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

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

Mr. Frank Coloccia (born 1965), Senior Vice President and Chief Technology Officer, graduated from Manhattan College in 1987 and 1993 with a BS in Computer Information Systems and MBA in Management Information Systems, respectively. Since December 2007, Mr. Coloccia has been Senior Vice President and Chief Technology Officer for all of the Kenmar Group of companies, including Preferred. Prior to joining Kenmar, Mr. Coloccia was a Managing Partner of JFA Group LLC, a consulting firm owned by Mr. Coloccia, from September 2007 until December 2007, as well as from September 2006 until January 2007. From January 2007 until September 2007, Mr. Coloccia was the Chief Research Officer at The Info Pro, an independent market research company for the Information Technology industry. Prior to that time, he was Senior Vice President of Xandros Inc., a provider of Linux-based server, desktop and Windows-Linux cross-platform systems management tools, from April 2006 until September 2006. From November 1999 through February 2006, Mr. Coloccia was the President and Chief Technology Officer of Creative Technologies Group Inc., a consulting company that specialized in networking and application support for the small-medium enterprises market.

Mr. Gordon Nicholson (born 1965), Vice President and Senior Research Analyst, graduated from John Abbott College in 1985 with a Diploma of Collegiate Studies—Pure and Applied Sciences; from Bishop’s University in 1988 with a B.A. in Political Science and Economics and from Vermont Law School in 1993 with a J.D. Mr. Nicholson is also a Certified Financial Advisor and Chartered Alternative Investment Analyst. Mr. Nicholson joined the Kenmar Group in June 2005 and currently serves as Vice President, Director and Senior Research Analyst for the Managing Owner. Mr. Nicholson is a Member of Registrant’s Investment Committee. Previously, he was the Manager – Credit and Pricing, at Bombardier, Inc., a manufacturer of planes and trains, where he held positions of increasing responsibility from April 2003 to June 2005. Prior to that, from July 2002 to April 2003, he was a Senior Credit Analyst at Bombardier Capital, Inc., an asset management firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Owner’s directors and officers and any persons holding more than ten percent of Registrant’s Limited Interests (“Ten Percent Owners”) are required to report their initial ownership of Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the “SEC”) on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish Registrant with copies of all Forms 3, 4 and 5 they file. There are no Ten Percent Owners of Registrant’s Limited Interests. All filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, Registrant has relied solely on written representations of the Managing Owner’s directors and officers and Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

Code of Ethics

Preferred has adopted a Code of Ethics for its Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), accounting managers and persons performing similar functions. A copy of the Code of Ethics is attached as an exhibit hereto.

Audit Committee Financial Expert

Registrant itself does not have any employees. Preferred serves as Managing Owner of Registrant. The Board of Directors of Preferred has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. David K. Spohr is Preferred’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer),

is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for Registrant. Mr. Spohr is not a member of Preferred’s Board of Directors and he is not independent of management.

Item 11.	Executive Compensation

Registrant does not pay or accrue any fees, salaries or any other form of compensation for officers of the Managing Owner for their services. (See also Item 13, Certain Relationships and Related Transactions, for information regarding compensation to the Managing Owner).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of January 31, 2008, Preferred maintains a 1% Managing Owner Interest in Registrant. As of January 31, 2008, all of Preferred’s stock is owned indirectly and equally by Messrs. Goodman and Shewer, Preferred’s sole directors.

As of January 31, 2008, the following officers of the Managing Owner are deemed to own beneficially the following number of Interests issued by Registrant:

Title of Class	Name and Addresses of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Interests	Marc S. Goodman 900 King Street, Suite 100 Rye Brook, New York 10573	483 General Interests (*)	100%

General Interests	Kenneth A. Shewer 900 King Street, Suite 100 Rye Brook, New York 10573	483 General Interests (*)	100%

General Interests	Esther E. Goodman 900 King Street, Suite 100 Rye Brook, New York 10573	483 General Interests (**)	100%

(*)	These Interests are held indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of his pecuniary interest therein.
(**)	These Interests are held by the Beneficial Owner’s spouse indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of her pecuniary interest therein.

As of January 31, 2008, no Interestholder beneficially owned more than five percent (5%) of the outstanding Limited Interests issued by Registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between Registrant and the directors or officer of the Managing Owner.

Reference is made to Notes 1, 3 and 4 to the financial statements in Registrant’s 2007 Annual Report which is filed as an exhibit hereto, which identifies the related parties and discusses the services provided by these parties and the amounts paid or payable for their services.

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

Audit Fees and All Other Fees

Registrant’s principal accountant since October 15, 2007 has been Eisner LLP (“Eisner”). Registrant’s principal accountant for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 was Deloitte & Touche LLP (“D&T”).

(a) Audit Fees

Fees for audit services performed by Eisner totaled approximately $28,000 for 2007 including fees associated with the review of Registrant’s quarterly reports on Form 10-Q. Fees for audit services performed by D&T totaled approximately $22,000 and $58,000 for 2007 and 2006, respectively, including fees associated with the annual audit and the reviews of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled approximately $0. The audit-related fees billed to Registrant by D&T for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0.

(c) Tax Fees

Fees for tax services by Arthur F. Bell, Jr. & Associates, L.L.C, including tax compliance and tax advice totaled approximately $9,000 and $7,000 in 2007 and 2006, respectively.

We have been advised by Eisner that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in Registrant or its affiliates.

(d) All Other Fees.

The other fees billed to Registrant by D&T for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0. The other fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled $0.

PART IV

2.	Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

3.	Exhibits

Description:

4.1	Second Amended and Restated Declaration of Trust Agreement of Diversified Futures Trust I dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 of Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005)

4.2	Subscription Agreement (incorporated by reference to Exhibit C to Registrant’s Registration Statement on Form S-1, File No. 33-81534, dated as of September 13, 1994)

4.3	Request for Redemption (incorporated by reference to Exhibit D to Registrant’s Registration Statement on Form S-1, File No. 33-81534, dated as of September 13, 1994)

4.4	The Privacy Notices of the Managing Owner dated January 2008 (filed herewith)

10.1	Escrow Agreement, dated September 14, 1994, among Registrant, Prudential Securities Futures Management Inc., Prudential Securities Incorporated and The Bank of New York (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1994)

10.2	Brokerage Agreement, dated as of January 4, 1995, between Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on Form 10-K for the period ended December 31, 1994)

10.3	Advisory Agreement dated as of September 13, 1994 among Registrant, Prudential Securities Future Management, Inc., and John W. Henry & Co., Inc. (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the period ended period ended September 30, 1994)

10.4	Representation Agreement Concerning the Registration Statement and the Prospectus, dated as of September 13, 1994 among Registrant, Prudential Securities Futures Management, Inc., Prudential Securities Inc., Wilmington Trust Company and John W. Henry & Company, Inc. (incorporated by reference to Exhibit10.4 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1994)

10.5	Net Worth Agreement, dated as of September 13, 1994 between Prudential Securities Futures Management, Inc. and Prudential Securities (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1994)

10.6	Secured Demand Note, dated as of January 4, 1995 between Prudential Securities Group, Inc. and Prudential Securities Futures Management Inc. (incorporated by reference to Exhibit 10.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.7	Secured Demand Note Collateral Agreement, dated as of January 4, 1995, between Prudential Securities Futures Management Inc. and Prudential Securities Group Inc.(incorporated by reference to Exhibit 10.7 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.8	Form of Foreign Currency Addendum to Brokerage Agreement between Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1996)

10.9	Amendment to Advisory Agreement, dated October 1, 2000, among Registrant, Prudential Securities Futures Management, Inc. and John W. Henry & Company, Inc. (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000

10.10	Advisory Agreement, dated as of February 14, 2003, among Registrant, Prudential Securities Futures Management Inc., and Aspect Capital Limited (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on 10-K for the year ended December 31, 2002)

10.11	Advisory Agreement, dated as of February 7, 2003, among Registrant, Prudential Securities Futures Management, Inc., and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

	10.12	Advisory Agreement, dated as of February 3, 2003, among Registrant, Prudential Securities Futures Management Inc., and Appleton Capital Management Limited (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

	10.13	Service Agreement among Registrant, Prudential Securities Futures Management Inc. and Wachovia Securities, LLC dated as of July 1, 2003 (incorporated by reference to Exhibit 10.13 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

	10.14	Novation letter among Registrant, Trading Advisor and Managing Owner dated September 14, 2004 (incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

	10.15	Letter Agreement Amending and Restating Brokerage Agreements between the Managing Owner and Prudential Financial Derivatives, LLC dated October 1, 2004 (incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

	10.16	Advisory Agreement among the Managing Owner, WCM Pool LLC and Winton Capital Management Limited dated November 20, 2006 (filed herewith)

	10.17	WCM Pool LLC Organization Agreement dated November 20, 2006 (filed herewith)

	10.18	Administrative Service Agreement between WCM Pool LLC and Preferred Investment Solutions Corp. dated November 20, 2006 (filed herewith)

	10.19	Amendment No. 1 to WCM Pool LLC Organization Agreement dated March 30, 2007 (filed herewith)

	10.20	Services Agreement between Spectrum Global Fund Administration, L.L.C. and Registrant dated May 23, 2007 (filed herewith)

	13.1	Registrant’s 2007 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in Registrant’s 2005 Annual Report is to be deemed filed as part of this report) (filed herewith)

	14.1	Preferred Investment Solutions Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of October 1, 2006

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(b)		Report on Form 8-K – Entry in a Definitive Material Agreement; Termination of a Definitive Material Agreement; Financial Statements and Exhibits, dated September 11, 2007 (incorporate by reference)

Reports on Form 8-K – Changes in Registrant’s Certifying Accountant; Financial Statements and Exhibits, dated September 18, 2007(incorporated by reference)

Report on Form 8-K – Changes in Registrant’s Certifying Accountant, dated October 17, 2007 (incorporated by reference)

[Remainder of page intentionally left blank]

DIVERSIFIED FUTURES TRUST I

ANNUAL REPORT

December 31, 2007

DIVERSIFIED FUTURES TRUST I

The financial statements are comprised of Section I, containing the financial statements of Diversified Futures Trust I as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005, and Section II, containing the financial statements of WCM Pool LLC as of December 31, 2007 and for the year ended December 31, 2007.

SECTION I

PAGES
Report of Independent Registered Public Accounting Firm – Eisner LLP	1

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	2

Financial Statements

Statements of Financial Condition	3

Condensed Schedules of Investments	4

Statements of Operations	5

Statements of Changes in Trust Capital	6

Notes to Financial Statements	7 – 16

SECTION II

Financial statements of WCM Pool LLC as of

December 31, 2007 and for the year ended December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Limited Owners of

Diversified Futures Trust I

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of Diversified Futures Trust I (the “Trust”) as of December 31, 2007, and the related statement of operations and changes in trust capital and financial highlights for the year ended December 31, 2007. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of the Trust’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Diversified Futures Trust I at December 31, 2007, and the results of its operations and changes in its trust capital and the financial highlights for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Limited Owners of

Diversified Futures Trust I

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of Diversified Futures Trust I (the “Trust”) as of December 31, 2006, and the related statements of operations and changes in trust capital for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Futures Trust I at December 31, 2006, and the results of its operations and changes in its trust capital for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

New York, New York

March 28, 2007

DIVERSIFIED FUTURES TRUST I

STATEMENTS OF FINANCIAL CONDITION

December 31, 2007 and 2006

	2007	2006
ASSETS
Cash	$5,805	$14,297,622
Redemptions receivable	304,479	0
Investment in WCM Pool LLC, at net asset value (100.53% and 0.00% of net asset value, respectively)	11,055,308	0
Net unrealized loss on open futures contracts	0	(4,160)
Net unrealized gain on open forward contracts	0	76,103

Total assets	$11,365,592	$14,369,565

LIABILITIES
Redemptions payable	$302,152	$1,330,406
Management fees payable	0	23,867
Commissions payable	66,250	36,168

Total liabilities	368,402	1,390,441

TRUST CAPITAL
Limited interests (46,189.067 and 57,632.560 interests outstanding) at December 31, 2007 and 2006, respectively	10,883,382	12,835,254
General interests (483 and 646 interests outstanding) at December 31, 2007 and 2006, respectively	113,808	143,870

Total trust capital	10,997,190	12,979,124

Total liabilities and trust capital	$11,365,592	$14,369,565

Net Asset Value per Limited and General Interest

2007	December 31, 2006	2005
$235.63	$222.71	$232.38

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2007 and 2006

	2007		2006
	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	0.00%	$0	0.37%	$47,853

Net unrealized gain on futures contracts purchased	0.00%	0	0.37%	47,853

Futures contracts sold:
Commodities	0.00%	0	(0.40)%	(52,013)

Net unrealized loss on futures contracts sold	0.00%	0	(0.40)%	(52,013)

Net unrealized loss on futures contracts	0.00%	$0	(0.03)%	$(4,160)

Forward contracts purchased:
Net unrealized gain on forward contracts purchased	0.00%	$0	1.49%	$192,679

Forward contracts sold:
Net unrealized loss on forward contracts sold	0.00%	0	(0.90)%	(116,576)

Net unrealized gain on forward contracts	0.00%	$0	0.59%	$76,103

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
NET LOSS FROM TRUST OPERATIONS
REVENUES
Realized	$52,467	$150,177	$926,998
Change in unrealized	(71,943)	(83,560)	(283,603)
Interest income	23,389	750,618	583,481

Total revenues	3,913	817,235	1,226,876

EXPENSES
Brokerage commissions	860,445	1,190,211	1,387,137
General and administrative	303	0	0
Management fees	0	306,529	357,694

Total expenses	860,748	1,496,740	1,744,831

NET LOSS FROM TRUST OPERATIONS	(856,835)	(679,505)	(517,955)

NET INCOME ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	1,295,747	0	0
Change in unrealized	283,249	0	0
Interest income	462,339	0	0

Total revenues	2,041,335	0	0

EXPENSES
Brokerage commissions and other transaction fees	48,221	0	0
Management fee	238,246	0	0
Incentive fee	255,978	0	0
General and administrative	56,665	0	0

Total expenses	599,110	0	0

NET INCOME ALLOCATED FROM WCM POOL LLC	1,442,225	0	0

NET INCOME (LOSS)	$585,390	$(679,505)	$(517,955)

NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average Limited and General Interest	$11.17	$(10.10)	$(6.49)

Weighted average number of Limited and General Interests outstanding	52,426	67,293	79,807

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Years Ended December 31, 2007, 2006 and 2005

	Interests	Limited Interests	General Interests	Total
Trust capital at December 31, 2004	84,844.684	$19,956,434	$206,754	$20,163,188
Redemptions	(12,493.948)	(2,808,161)	(24,344)	(2,832,505)
Net loss for the year ended December 31, 2005	0.000	(513,082)	(4,873)	(517,955)

Trust capital at December 31, 2005	72,350.736	16,635,191	177,537	16,812,728
Redemptions	(14,072.176)	(3,127,780)	(26,319)	(3,154,099)
Net loss for the year ended December 31, 2006	0.000	(672,157)	(7,348)	(679,505)

Trust capital at December 31, 2006	58,278.560	12,835,254	143,870	12,979,124
Redemptions	(11,606.493)	(2,531,444)	(35,880)	(2,567,324)
Net income for the year ended December 31, 2007	0.000	579,572	5,818	585,390

Trust capital at December 31, 2007	46,672.067	$10,883,382	$113,808	$10,997,190

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS

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

The term (“Managing Owner”), as used herein, refers to Preferred Investment Solutions Corp. (“Preferred”).

As of January 1, 2007, the Trust contributed its net assets to WCM Pool LLC (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. At December 31, 2007, the sole members of the Company are the Trust, Diversified Futures Fund L.P. (“DFF”), Futures Strategic Trust (“FST”) and Kenmar Global Trust (“KGT”). Preferred is the General Partner or Managing Owner of DFF, FST and KGT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Trust’s financial statements.

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

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1. ORGANIZATION (CONTINUED)

C.	The Offering (Continued)

The Managing Owner is required to maintain at least a 1% interest in the Trust so long as it is acting as the Managing Owner.

D.	The Trading Managers

Until their terminations in 2006, each of the trading managers (Appleton Capital Management Ltd. (“Appleton”), Aspect Capital Limited (“Aspect”) and Graham Capital Management, L.P. (“Graham”)) were paid a monthly management fee, pursuant to their advisory agreements, equal to  1/12 of 2% annually and an incentive fee of 20% of the “New High Net Trading Profits” on the portion of Trust assets allocated to each. The advisory agreements could be terminated for a variety of reasons, including at the discretion of the Managing Owner. Effective September 29, 2006, Preferred terminated the trading advisor agreement of Appleton, with the assets being reallocated to Graham and Aspect. After the termination of Appleton, Graham and Aspect each managed approximately 50% of the portfolio.

On December 31, 2006, the Managing Owner terminated the trading advisor agreements with Aspect and Graham and allocated those assets of the Trust to the Company, effective January 1, 2007. The trading advisor of the Company is Winton Capital Management (“Winton”). The members of the Company, through their investment in the Company, pay Winton a 2% per annum management fee that is accrued and paid monthly. In addition, the members of the Company, through their investment in the Company, pay Winton a 20% incentive fee, accrued monthly and paid quarterly, based on New High Net Trading Profits.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

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

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The fair value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Trust has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Account Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

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

The SEC Staff Accounting Bulletin (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. Preferred, as Managing Owner of the Trust, has evaluated the impact, if any, the implementation of SAB 108 may have on its financial statements. In Preferred’s opinion, no material unrecorded misstatements are in existence as of December 31, 2007 and 2006 that would require a cumulative effect adjustment to the financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trust recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Trust has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. Preferred, as Managing Owner of the Trust, evaluated the impact of adopting FIN 48 on the Trust’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on the Trust, as the Trust’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The Trust adopted SFAS 157 in the first quarter of 2008. Preferred, as Managing Owner of the Trust, evaluated the impact adoption of SFAS 157 will have on the Trust’s financial statements. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investments included in these financial statements will not result in a change to the fair value of the Trust’s investments. Approximately $0 or 0.00% of the Trust’s trust capital at December 31, 2007 is classified as Level 1 or Level 2 and $11,055,308 or 100.53% is classified as Level 3 using the fair value hierarchy of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

The Trust adopted SFAS 159 in the first quarter of 2008. Preferred, as Managing Owner of the Trust, evaluated the impact adoption of SFAS 159 will have on the Trust’s financial statements. In Preferred’s opinion, the adoption of SFAS 159 had no material effect on the Trust financial statements.

Cash represents amounts deposited with banks and clearing brokers, a portion of which (prior to January 1, 2007) is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Trust receives interest on all cash balances held by the clearing broker and the bank at prevailing rates, as well as its pro rata share of interest income from the Company since January 1, 2007.

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

E.	Foreign Currency Transactions

The Trust’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently in the caption Realized on the statements of operations.

F.	Interest Income

Interest income is recorded on an accrual basis.

Note 3. FEES

A.	General and Administrative Costs

Preferred pays all administrative costs for services it performs for the Trust. Administrative costs include, but are not limited to, those discussed in Note 4 below. Routine legal, audit, postage, and other routine third party administrative costs of the Trust are also paid by Preferred. The Company allocates general and administrative costs on a pro-rata basis down to the Trust which are paid for by the Trust through its investment in the Company.

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

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3. FEES (CONTINUED)

C.	Commissions

On October 1, 2004, an agreement was executed between Preferred and Prudential Financial Derivative (“PFD”) which amended and restated the brokerage commissions which were previously paid to PFD, excluding transaction fees which will be paid to PFD. The agreement incorporates the previous PFD brokerage agreement’s terms, including the total fees paid by the Trust whereby the Trust pays a fixed monthly fee for brokerage services rendered. The monthly fee equals approximately 0.65 of 1% (7.75% per annum) of the Trust’s NAV as of the first day of each month. Under the agreement, PFD’s transaction based fees will be paid out of the total fees paid by the Trust to Preferred. Effective January 1, 2007, the Trust deducts the cost of its pro-rata share of commissions allocated from the Company in calculation of the Managing Owner’s 7.75% per annum commission.

Note 4. RELATED PARTIES

The Managing Owner or third parties engaged by the Managing Owner perform services for the Trust which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment function; investor communications; printing and other administrative services. Preferred performs such services for the Trust with the exception of brokerage services. Preferred pays all of the costs of such services incurred on behalf of the Trust.

The costs charged to the Trust for brokerage services for the years ended December 31, 2007, 2006 and 2005 were $908,666, $1,190,211 and $1,387,137, respectively.

Through December 31, 2006, the Trust, acting through its trading managers, executed over-the-counter, spot, forward and/or option foreign exchange transactions with PFD. PFD then engaged in back-to-back trading with an affiliate, Prudential-Bache Global Markets, Inc. (“PBGM”). PBGM attempted to earn a profit on such transactions. PBGM kept its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions were conducted between the Trust and its broker pursuant to a line of credit. The broker required that collateral be posted against the marked-to-market position of the Trust.

Note 5. INVESTMENT IN WCM POOL LLC

Effective January 1, 2007, the Trust invested its assets in the Company. The Trust’s investment in the Company represents approximately 54.86% of the net asset value of the Company at December 31, 2007. The investment in the Company is subject to the Organization Agreement of the Company.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 5. INVESTMENT IN WCM POOL LLC (CONTINUED)

Summarized information for the Trust’s investment in the Company is as follows:

	Net Asset Value December 31, 2006	Investments	Gain	Redemptions	Net Asset Value December 31, 2007
WCM Pool LLC	$0	$12,966,087	$1,442,225	$(3,353,004)	$11,055,308

The Trust may make additional contributions to, or redemptions from, the Company on a monthly basis.

Note 6. INCOME TAX REPORTING

There have been no differences between the tax basis and book basis of assets, liabilities or interest holders’ capital since inception of the Trust.

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

Since January 1, 2007, the Trust’s investment in the Company is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by the Company. The Trust bears the risk of loss only to the extent of the market value of its investments and, in certain specific circumstances, distributions and redemptions received.

Through December 31, 2006, the Trust was exposed to various types of risks associated with the derivative instruments and related markets in which it invested. These risks included, but were not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Trust’s investment activities (credit risk).

Market Risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. Through December 31, 2006, the gross or face amount of the contracts, which was typically many times that of the Trust’s net assets being traded, significantly exceeded the Trust’s future cash requirements since the Trust intended to close out its open positions prior to settlement. As a result, the Trust was generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trust considered the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Trust’s commitments to purchase commodities was limited to the gross or face amount of the contracts held. However, when the Trust entered into a contractual commitment to sell commodities, it had to make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposed the Trust to unlimited risk.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Trust held and the liquidity and inherent volatility of the markets in which the Trust traded.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk

Through December 31, 2006, when entering into futures or forward contracts, the Trust was exposed to credit risk that the counterparty to the contract would not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e. some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there was concentration risk on forward transactions entered into by the Trust as the Trust’s commodity broker (as defined in Note 4) was the sole counterparty. The Trust had entered into a master netting agreement with its broker and, as a result when applicable, presented unrealized gains and losses on open forward positions as a net amount in the statements of financial condition; however, counterparty non-performance on only certain of the Trust’s contracts may have resulted in greater loss than non-performance on all of the Trust’s contracts. The amount at risk associated with counterparty non-performance of all of the Trust’s contracts was the net unrealized gain included in the statements of financial condition. There could be no assurance that any counterparty, clearing member or clearinghouse would meet its obligations to the Trust.

The Managing Owner attempted to minimize both credit and market risks by requiring the Trust and its trading managers to abide by various trading limitations and policies. The Managing Owner monitored compliance with these trading limitations and policies, which included, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which were traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Trust, the Managing Owner had the right, among others, to terminate each trading manager if the net asset value allocated to the trading manager declined by 33- 1/3% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Amended and Restated Declaration of Trust and Trust Agreement provided that the Trust would liquidate its positions, and eventually dissolve, if the Trust experienced a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value was after giving effect for distributions and redemptions. The Managing Owner may have imposed additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deemed to be in the best interests of the Trust.

The Trust has cash on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits. The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Interestholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with its other assets. At December 31, 2007 and 2006, such segregated assets totaled $1,042 and $8,808,029, respectively. Part 30.7 of the CFTC regulations also requires the Trust’s futures commission merchant to secure assets of the Trust related to foreign futures trading which totaled $0 and $993,947 at December 31, 2007 and 2006, respectively. There are no segregation requirements for assets related to forward trading.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents per interest performance data and other supplemental financial data for the years ended December 31, 2007, 2006 and 2005. This information has been derived from information presented in the financial statements.

	2007		2006		2005
Per Interest Performance
(for an Interest outstanding throughout the entire year)

Net asset value per Interest, beginning of year	$222.71		$232.38		$237.65

Net realized gain and change in net realized gain on commodity transactions(1)	31.50	(3)	1.42	(4)	9.28	(4)
Interest income(1)	9.27	(3)	11.15	(4)	7.31	(4)
Expenses(1)	(27.85	)(3)	(22.24	)(4)	(21.86	)(4)

Net increase (decrease) for the year	12.92		(9.67)		(5.27)

Net asset value per Interest, end of year	$235.63		$222.71		$232.38

Total Return
Total return before incentive fees	7.99%		(4.16)%		(2.22)%
Incentive fees	(2.19)%		0.00%		0.00%

Total return after incentive fees	5.80%		(4.16)%		(2.22)%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2)	(6.16	)%(3)	(4.92	)%(4)	(6.59	)%(4)
Incentive fees	(2.19	)%(3)	0.00	%(4)	0.00	%(4)

Net investment loss after incentive fees	(8.35	)%(3)	(4.92	)%(4)	(6.59	)%(4)

Interest income	4.16	%(3)	4.95	%(4)	3.31	%(4)

Incentive fees	2.19	%(3)	0.00	%(4)	0.00	%(4)
Other expenses	10.32	%(3)	9.87	%(4)	9.90	%(4)

Total net expenses	12.51	%(3)	9.87	%(4)	9.90	%(4)

Total returns are calculated based on the change in value of a Interest during the year. An individual Interest holder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)

Interest income per Interest and expenses per Interest are calculated by dividing interest income and expenses by the weighted average number of Interests outstanding during the year. Net realized gain and change in net unrealized gain on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per Interest with the other per interest information.

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Includes the Trust’s proportionate share of income and expenses from WCM Pool LLC for the year ended December 31, 2007.
(4)	Represents income and expenses from the Trust’s operations.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

December 31, 2007

WCM POOL LLC

TABLE OF CONTENTS

PAGES
Report of Independent Registered Public Accounting Firm – Eisner LLP	1

Financial Statements

Statement of Financial Condition	2

Condensed Schedule of Investments	3

Statement of Operations	4

Statement of Changes in Members’ Capital (Net Asset Value)	5

Notes to Financial Statements	6 – 12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Member and Limited Owners of

WCM Pool LLC

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of WCM Pool LLC (the “Company”) as of December 31, 2007, and the related statements of operations and changes in members’ capital (net asset value) and financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of WCM Pool LLC at December 31, 2007, and the results of its operations and changes in its members’ capital (net asset value) and the financial highlights for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

March 27, 2008

WCM POOL LLC

STATEMENT OF FINANCIAL CONDITION

December 31, 2007

ASSETS
Cash	$20,525,950
Interest receivable	47,642
Net unrealized gain on open contracts	434,983

Total assets	$21,008,575

LIABILITIES
Accrued expenses	$33,955
Management fee payable	70,084
Incentive fee payable	174,235
Redemptions payable	580,258

Total liabilities	858,532

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	3,165,178
Member DFT I	11,055,308
Member KGT	1,732,978
Member FST	4,196,579

Total members’ capital (Net Asset Value)	20,150,043

Total liabilities and members’ capital	$21,008,575

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2007

	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
OPEN FUTURES CONTRACTS
Futures contracts purchased:
Commodities	1.82%	$367,154
Currencies	(0.24)%	(49,036)
Interest rates	0.57%	115,021
Stock indices	0.09%	17,163

Net unrealized gain on futures contracts purchased	2.24%	450,302

Futures contracts sold:
Commodities	(0.01)%	(1,873)
Currencies	(0.05)%	(9,014)
Interest rates	(0.04)%	(8,288)
Stock indicies	0.02%	3,856

Net unrealized loss on futures contracts sold	(0.08)%	(15,319)

Net unrealized gain on futures contracts	2.16%	$434,983

See accompanying notes.

WCM POOL LLC

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

REVENUES
Realized	$2,899,882
Change in unrealized	434,983
Interest income	804,211

Total revenues	4,139,076

EXPENSES
Brokerage commissions	79,343
Management fee	414,865
Incentive fee	562,491
Operating expenses	101,748

Total expenses	1,158,447

NET INCOME	$2,980,629

See accompanying notes.

WCM POOL LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Year Ended December 31, 2007

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Balances at January 1, 2007	$0	$0	$0	$0	$0
Additions	3,636,165	12,966,087	2,143,975	5,002,950	23,749,177
Redemptions	(888,949)	(3,353,004)	(654,816)	(1,682,994)	(6,579,763)
Net income for the year ended December 31, 2007	417,962	1,442,225	243,819	876,623	2,980,629

Balances at December 31, 2007	$3,165,178	$11,055,308	$1,732,978	$4,196,579	$20,150,043

See accompanying notes.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS

Note 1. ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 and commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred” or the “Managing Member”) is the Managing Member of the Company. The Company currently consists of four members: Diversified Futures Fund L.P. (“Member DFF LP”), Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”) and Kenmar Global Trust (“Member KGT”) (collectively, the “Members”). Preferred is also the Managing Owner or General Partner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

The Company is a member managed limited liability company that is not registered in any capacity with, or subject directly to regulation by, the Commodity Futures Trading Commission or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Company entered into an advisory agreement with Winton Capital Management Limited (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages the assets of the Company pursuant to its Diversified Program Portfolio.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Managing Member to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Commodity futures and foreign exchange transactions are reflected in the accompanying statement of financial condition on a trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The SEC Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. Preferred as Managing Member of the Company has evaluated the impact, if any, the implementation of SAB 108 may have on its financial statements. In Preferred’s opinion, no material unrecorded misstatements are in existence as of December 31, 2007 that would require a cumulative effect adjustment to the financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. Preferred, as Managing Member of the Company, evaluated the impact of adopting FIN 48 on the Company’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on the Company, as the Company’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Company adopted SFAS 157 in the first quarter of 2008. Preferred, as Managing Member of the Company, evaluated the impact adoption of SFAS 157 will have on the Company’s financial statements. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investment portfolio included in these financial statements will not result in a change to the fair value of the Company’s investments. Of its fair value, approximately $434,983 or 2.16% of the Company’s members’ capital at December 31, 2007 is classified as Level 1 and $0 or 0.00% as Level 2 or Level 3 using the fair value hierarchy of SFAS 157.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Company adopted SFAS 159 in the first quarter of 2008. Preferred, as Managing Member of the Company, evaluated the impact adoption of SFAS 159 will have on the Company’s financial statements. In Preferred’s opinion, the adoption of SFAS 159 had no material effect on the Company’s financial statements.

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank.

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

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in the statement of operations currently under the caption Realized.

E.	Interest Income

Interest income is recorded on an accrual basis.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the year ended December 31, 2007, the Trading Advisor earned incentive fees of $562,491, of which $174,235 remains payable at December 31, 2007.

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

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Company is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counter parties to perform under the terms of the Company’s investment activities (credit risk).

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

Credit Risk

When entering into futures or forward contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statement of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain included in the statement of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At December 31, 2007, such segregated assets totaled $17,941,562. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $48,961 at December 31, 2007. There are no segregation requirements for assets related to forward trading.

As of December 31, 2007, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the year ended December 31, 2007. This information has been derived from information presented in the financial statements.

	Member DFF LP	Member DFT I	Member KGT	Member FST(5)
Total return(4)

Total return before incentive fee	15.84%	15.84%	15.84%	26.12	%(1)

Incentive fee	(2.43)%	(2.42)%	(2.51)%	(4.92	)%(1)

Total return after incentive fee	13.41%	13.42%	13.33%	21.20	%(1)

Ratios to average net asset values:

Expenses prior to incentive fee	2.93%	2.92%	2.92%	2.97	%(2)

Incentive fee	2.21%	2.18%	2.30%	4.26	%(1)

Total expenses and incentive fee	5.14%	5.10%	5.22%	7.23%

Net investment income(3)	1.00%	1.01%	1.07%	1.05	%(2)

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)	Member FST contributed its net assets to the Company effective April 1, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2008.

DIVERSIFIED FUTURES TRUST I

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ David K. Spohr	Date: March 28, 2008
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 28, 2008.

DIVERSIFIED FUTURES TRUST I

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: March 28, 2008
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: March 28, 2008
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)

OTHER INFORMATION

The actual round turn equivalent of brokerage commissions paid per trade for the year ended December 31, 2007 was $0.99.

Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission is available to Interestholders without charge upon written request to:

Diversified Futures Trust I

c/o Preferred Investment Solutions Corp

900 King Street, Suite 100

Rye Brook, NY 10573