Form 10-Q
period 2008-03-31
DIVERSIFIED FUTURES TRUST I
filed 2008-05-15
CIK 926805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

DIVERSIFIED FUTURES TRUST I

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

DIVERSIFIED FUTURES TRUST I

FINANCIAL STATEMENTS

March 31, 2008

DIVERSIFIED FUTURES TRUST I

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2008 (Unaudited) and December 31, 2007

	March 31, 2008	December 31, 2007
ASSETS
Cash	$6,232	$5,805
Redemptions receivable from WCM Pool LLC	137,083	304,479
Accounts receivable	140	0
Investment in WCM Pool LLC, at net asset value (100.19% and 100.53% of net asset value, respectively)	11,813,736	11,055,308
Receivable from Managing Owner	11,370	0

Total assets	$11,968,561	$11,365,592

LIABILITIES
Redemptions payable	$139,266	$302,152
Commissions payable	37,454	66,250

Total liabilities	176,720	368,402

TRUST CAPITAL (NET ASSET VALUE)
Limited Interests (45,658.287 and 46,189.067 interests outstanding) at March 31, 2008 and December 31, 2007, respectively	11,671,947	10,883,382
General Interests (469 and 483 interests outstanding) at March 31, 2008 and December 31, 2007, respectively	119,894	113,808

Total trust capital (Net Asset Value)	11,791,841	10,997,190

Total liabilities and trust capital	$11,968,561	$11,365,592

Net Asset Value per Limited and General Interest

March 31, 2008	December 31, 2007
$255.64	$235.63

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
NET LOSS FROM TRUST OPERATIONS
REVENUES
Realized	$0	$52,475
Change in unrealized	0	(71,943)
Interest income	32	22,776

Total revenues	32	3,308

EXPENSES
Brokerage commissions and other transaction fees	216,301	225,801

Total expenses	216,301	225,801

Expenses borne by the Managing Owner and its affiliates	8,114	0

Net expenses	208,187	225,801

NET LOSS FROM TRUST OPERATIONS	(208,155)	(222,493)

NET INCOME (LOSS) ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	1,740,383	(1,297,006)
Change in unrealized	(289,048)	228,858
Interest income	52,248	123,544

Total revenues	1,503,583	(944,604)

EXPENSES
Brokerage commissions and other transaction fees	6,104	23,680
Management fees	60,173	61,648
Incentive fees	272,455	0
General and administrative	22,780	5,488

Total expenses	361,512	90,816

NET INCOME (LOSS) ALLOCATED FROM WCM POOL LLC	1,142,071	(1,035,420)

NET INCOME (LOSS)	$933,916	$(1,257,913)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average Limited and General Interest	$20.07	$(21.87)

Weighted average number of Limited and General Interests outstanding	46,536	57,514

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Interests	Limited Interests	General Interests	Total
Three months ended March 31, 2008
Trust capital at December 31, 2007	46,672.067	$10,883,382	$113,808	$10,997,190
Redemptions	(544.780)	(135,686)	(3,579)	(139,265)
Net income for the three months ended March 31, 2008	0.000	924,251	9,665	933,916

Trust capital at March 31, 2008	46,127.287	$11,671,947	$119,894	$11,791,841

Three months ended March 31, 2007
Trust capital at December 31, 2006	58,278.560	$12,835,254	$143,870	$12,979,124
Redemptions	(3,057.136)	(603,601)	(11,263)	(614,864)
Net loss for the three months ended March 31, 2007	0.000	(1,243,969)	(13,944)	(1,257,913)

Trust capital at March 31, 2007	55,221.424	$10,987,684	$118,663	$11,106,347

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Effective January 1, 2007, Preferred Investment Solutions Corp., the Managing Owner (“Preferred” or “Managing Owner”), terminated the Trading Advisor Agreements with Aspect Capital Limited and Graham Capital Management, L.P., and the Trust contributed its net assets to WCM Pool LLC (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. The sole members of the Company are the Trust, Diversified Futures Fund L.P. (“DFF”), Futures Strategic Trust (“FST”) and Kenmar Global Trust (“KGT”). Preferred is the General Partner or Managing Owner of DFF, FST and KGT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forward contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Trust’s financial statements.

B.	Regulation

As a registrant with the Securities and Exchange Commission, the Trust is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executed transactions. Additionally, the Trust is subject to the requirements of the futures commission merchants (brokers) and interbank market makers through which the Company trades.

C.	The Offering

On January 5, 1995, the Trust completed its initial offering from the sale of limited interests (“Limited Interests”) and general interests (“General Interests”) (collectively, the “Interests”). Additional Interests were offered and sold monthly at the then current net asset value (“NAV”) per Interest until the continuous offering period expired on August 31, 1996. General Interests were sold exclusively to the Managing Owner.

The Managing Owner is required to maintain at least a 1% interest in the Trust so long as it is acting as the Managing Owner.

DIVERSIFIED FUTURES TRUST I

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The statement of financial condition as of March 31, 2008, and the statements of operations and changes in trust capital for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trust as of March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and 2007. The operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

For the three months ended March 31, 2008 and 2007, the Trust indirectly earned income or loss through its investments in the Company (see Note 2).

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

DIVERSIFIED FUTURES TRUST I

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trust recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Trust has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. Preferred as Managing Owner of the Trust evaluated the impact of adopting FIN 48 on the Trust’s financial statements. The adoption of FIN 48 had no material impact on the Trust, as the Trust’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

The Trust adopted SFAS 157 in the first quarter of 2008. Preferred, as Managing Owner of the Trust, evaluated the impact adoption of SFAS 157 will have on the Trust’s financial statements. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investments included in these financial statements will not result in a change to the fair value of the Trust’s investments. Approximately $0 or 0.00% of the Trust’s investment at March 31, 2008 is classified as Level 1 or Level 2 and $11,813,736 or 100.00% is classified as Level 3 using the fair value hierarchy of SFAS 157. Approximately $0 or 0.00% of the Trust’s investments at December 31, 2007 is classified as Level 1 or Level 2 and $11,055,308 or 100.00% is classified as Level 3 using the fair value hierarchy of SFAS 157. A table presenting the changes in the Level 3 fair value category for the three months ended March 31, 2008 is provided in Note 5 of these financial statements. Of the $1,142,071 gain for the three months ended March 31, 2008 reported on Level 3 investments in Note 5, $(289,048) represents a change in unrealized allocated from the Company on the Trust’s condensed statement of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

DIVERSIFIED FUTURES TRUST I

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Preferred, as Managing Owner of the Trust, evaluated the impact adoption of SFAS 159 will have on the Trust’s financial statements. The Trust adopted SFAS 159 in the first quarter of 2008, and it did not have a material effect on the Trust financial statements.

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Trust receives interest at prevailing rates on all cash balances held by the bank and clearing broker, as well as its pro rata share of interest income from the Company.

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

The investment in the Company is reported in the Trust’s statements of financial condition at the net asset value as reported by the Company. The Trust records its proportionate share of the Company’s income or loss in the statement of operations. Through its investment in the Company, the Trust pays its pro-rata share of the 2% annual management fee (accrued and paid monthly) and a 20% incentive fee on New High Net Trading Profits (accrued monthly and paid quarterly) as defined in the advisory agreement. Valuation of futures and forward contracts by the Company is discussed in the notes to the Company’s financial statements included in Section II of this report.

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

DIVERSIFIED FUTURES TRUST I

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Foreign Currency Transaction (Continued)

Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption Realized in the statements of operations.

F.	Interest Income

Interest income is recorded on an accrual basis.

Note 3. FEES

A.	Organizational and General and Administrative Costs

Preferred pays all administrative costs for services it performs for the Trust. Administrative costs include, but are not limited to, those discussed in Note 4 below. The Trust pays for its pro-rata allocation of expenses incurred by the Company except for the Spectrum Global Fund Administration administrative fee.

B.	Management and Incentive Fees

The Trust pays its pro-rata share of management and incentive fees as disclosed in Note 2(c) through its investment in the Company.

C.	Commissions

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

The costs charged to the Trust for brokerage services for the three months ended March 31, 2008 and 2007 were $222,405 and $249,481, respectively.

DIVERSIFIED FUTURES TRUST I

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. INVESTMENT IN WCM POOL LLC

Effective January 1, 2007, the Trust invested its assets in the Company. The Trust’s investment in the Company represents approximately 55.71% and 54.86% of the net asset value of the Company at March 31, 2008 and December 31, 2007, respectively. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for the Trust’s investment in the Company is as follows:

	Net Asset Value December 31, 2007	Investments	Gain	Redemptions	Net Asset Value March 31, 2008
WCM Pool LLC	$11,055,308	$0	$1,142,071	$(383,643)	$11,813,736

	Net Asset Value December 31, 2006	Investments	Loss	Redemptions	Net Asset Value March 31, 2007
WCM Pool LLC	$0	$12,966,087	$(1,035,420)	$(167,589)	$11,763,078

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

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with its other assets. At March 31, 2008 and December 31, 2007, such segregated assets totaled $0 and $1,042, respectively. Part 30.7 of the CFTC regulations also requires the Trust’s futures commission merchant to secure assets of the Trust related to foreign futures trading which totaled $0 and $0 at March 31, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

DIVERSIFIED FUTURES TRUST I

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. FINANCIAL HIGHLIGHTS

The following information presents per Interest performance data and other supplemental financial data for the three months ended March 31, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31,
	2008	2007
Per Interest Performance
(for an Interest outstanding throughout the entire period)
Net asset value, beginning of period	$235.63	$222.71

Net realized and change in net unrealized gain (loss) on commodity transactions(1), (5)	31.13	(18.62)
Interest income(1), (5)	1.12	2.54
Expenses(1), (5)	(12.24)	(5.51)

Net increase (decrease) for the period	20.01	(21.59)

Net asset value, end of period	$255.64	$201.12

Total Return(3)
Total return before incentive fees	10.84%	(9.69)%
Incentive fees	(2.35)%	0.00%

Total return after incentive fees	8.49%	(9.69)%

Supplemental Data
Ratios to average net asset value:(5)
Net investment loss before incentive fees(2), (4)	(8.47)%	(5.48)%
Incentive fees(3)	(2.35)%	0.00%

Net investment loss after incentive fees	(10.82)%	(5.48)%

Interest income(4)	1.81%	4.71%

Incentive fees(3)	2.35%	0.00%
Other expenses(4)	10.28%	10.19%

Total net expenses	12.63%	10.19%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).

(3)	Not annualized.

(4)	Annualized.

(5)	Includes the Trust’s proportionate share of income and expenses of WCM Pool LLC for the three months ended March 31, 2008 and 2007.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

March 31, 2008

WCM POOL LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2008 (Unaudited) and December 31, 2007

	March 31, 2008	December 31, 2007
ASSETS
Cash	$22,104,507	$20,525,950
Interest receivable	18,149	47,642
Accounts receivable	1,600	0
Net unrealized gain on open contracts	0	434,983

Total assets	$22,124,256	$21,008,575

LIABILITIES
Net unrealized loss on open contracts	$71,359	$0
Accrued expenses	53,728	33,955
Management fees payable	35,880	70,084
Incentive fees payable	493,010	174,235
Redemptions payable	266,062	580,258

Total liabilities	920,039	858,532

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	3,335,747	3,165,178
Member DFT I	11,813,736	11,055,308
Member KGT	1,570,210	1,732,978
Member FST	4,484,524	4,196,579

Total members’ capital (Net Asset Value)	21,204,217	20,150,043

Total liabilities and members’ capital	$22,124,256	$21,008,575

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2008 (Unaudited) and December 31, 2007

	March 31, 2008		December 31, 2007
Open Futures Contracts	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(1.43)%	$(303,535)	1.82%	$367,154
Currencies	0.69%	146,528	(0.24)%	(49,036)
Interest rates	0.35%	73,972	0.57%	115,021
Stock indicies	0.00%	0	0.09%	17,163

Net unrealized gain (loss) on futures contracts purchased	(0.39)%	(83,035)	2.24%	450,302

Futures contracts sold:
Commodities	0.01%	2,811	(0.01)%	(1,873)
Currencies	0.06%	13,580	(0.05)%	(9,014)
Interest rates	0.03%	6,806	(0.04)%	(8,288)
Stock indicies	(0.05)%	(11,521)	0.02%	3,856

Net unrealized gain (loss) on futures contracts sold	0.05%	11,676	(0.08)%	(15,319)

Net unrealized gain (loss) on open contracts	(0.34)%	$(71,359)	2.16%	$434,983

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES
Realized	$3,132,167	$(1,868,661)
Change in unrealized	(506,342)	333,251
Interest income	94,556	177,426

Total revenues	2,720,381	(1,357,984)

EXPENSES
Brokerage commissions	11,015	33,982
Management fee	108,631	88,511
Incentive fee	493,010	0
Operating expenses	41,131	7,880

Total expenses	653,787	130,373

NET INCOME (LOSS)	$2,066,594	$(1,488,357)

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Three months ended March 31, 2008
Balances at December 31, 2007	$3,165,178	$11,055,308	$1,732,978	$4,196,579	$20,150,043
Redemptions	(156,170)	(383,643)	(329,526)	(143,081)	(1,012,420)
Net income for the three months ended March 31, 2008	326,739	1,142,071	166,758	431,026	2,066,594

Balances at March 31, 2008	$3,335,747	$11,813,736	$1,570,210	$4,484,524	$21,204,217

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Total
Three months ended March 31, 2007
Balances at December 31, 2006	$0	$0	$0	$0
Additions	3,617,593	12,966,087	2,100,000	18,683,680
Redemptions	(44,424)	(167,589)	(24,445)	(236,458)
Net loss for the three months ended March 31, 2007	(288,754)	(1,035,420)	(164,183)	(1,488,357)

Balances at March 31, 2007	$3,284,415	$11,763,078	$1,911,372	$16,958,865

See accompanying notes.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note	1. ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 and commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred” or “Managing Member”) is the Managing Member of the Company. The Company currently consists of four members: Diversified Futures Fund L.P. (“Member DFF LP”), Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”) and Kenmar Global Trust (“Member KGT”) (collectively, the “Members”). Member DFFLP, Member DFT I and Member KGT contributed their net assets to the Company effective January 1, 2007, while Member FST invested in the Company on April 1, 2007. Preferred is also the Managing Owner or General Partner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

The Company is a member managed limited liability company that is not registered in any capacity with, or subject directly to regulation by the Commodity Futures Trading Commission (“CFTC”) or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Company entered into an advisory agreement with Winton Capital Management Limited (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Diversified Program Portfolio.

Note	2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2008, and the statements of operations and changes in members’ capital (net asset value) for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2008, and the results of operations for the three months ended March 31, 2008 and 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Managing Member to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. Preferred as Managing Member of the Company evaluated the impact of adopting FIN 48 on the Company’s financial statements. The adoption of FIN 48 had no material impact on the Company, as the Company’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

The Company adopted SFAS 157 in the first quarter of 2008. Preferred, as Managing Member of the Company, evaluated the impact adoption of SFAS 157 will have on the Company’s financial statements. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investment portfolio included in these financial statements will not result in a change to the fair value of the Company’s investments. Of its net unrealized loss, approximately $(71,359) or 100.00% of the Company’s investments at March 31, 2008 is classified as Level 1 and $0 or 0.00% as Level 2 or Level 3 using the fair value hierarchy of SFAS 157. Of its net unrealized gain, approximately $434,983 or 100.00% of the Company’s investments at December 31, 2007 is classified as Level 1 and $0 or 0.00% as Level 2 or Level 3 using the fair value hierarchy of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

Preferred, as Managing Member of the Company, evaluated the impact adoption of SFAS 159 will have on the Company’s financial statements. The Company adopted SFAS 159 in the first quarter of 2008, and it did not have a material effect on the Company’s financial statements.

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

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Capital Accounts (Continued)

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

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption Realized in the statements of operations.

E.	Interest Income

Interest income is recorded on an accrual basis.

Note	3. FEES

A.	Operating Expenses

Operating expenses of the Company are paid for by the Company.

B.	Management and Incentive Fees

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

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the three months ended March 31, 2008 and 2007, the Trading Advisor earned incentive fees of $493,010 and $0, respectively, of which $493,010 remains payable at March 31, 2008.

Note	4. INCOME TAXES

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Company has cash on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits.

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2008 and December 31, 2007, such segregated assets totaled $18,121,067 and $17,941,562, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $(29,906) and $48,961 at March 31, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2008, all open futures contracts mature within twenty months.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note	8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months ended March 31, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2008 (Unaudited)				Three Months Ended March 31, 2007 (Unaudited)
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member DFF LP	Member DFT I	Member KGT
Total return:(1),(4)
Total return before incentive fee	12.88%	12.87%	12.87%	12.87%	(8.20)%	(8.20)%	(8.33)%
Incentive fee	(2.52)%	(2.51)%	(2.51)%	(2.51)%	0.00%	0.00%	0.00%

Total return after incentive fee	10.36%	10.36%	10.36%	10.36%	(8.20)%	(8.20)%	(8.33)%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	3.08%	3.07%	3.12%	3.06%	2.88%	2.88%	2.89%
Incentive fee(1)	2.36%	2.35%	2.45%	2.34%	0.00%	0.00%	0.00%

Total expenses and incentive fee	5.44%	5.42%	5.57%	5.40%	2.88%	2.88%	2.89%

Net investment income (loss)(2), (3)	(1.27)%	(1.27)%	(1.25)%	(1.26)%	1.04%	1.04%	1.05%

Total returns are calculated based on the change in value of members’ capital during the period. An individual member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.

(2)	Annualized.

(3)	Represents interest income less total expenses (exclusive of incentive fee).

(4)	Includes realized and unrealized gains (losses) on securities transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2008 (“First Quarter 2008”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of Diversified Futures Trust I (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

General

Registrant, a Delaware business trust, was organized under the Delaware Statutory Trust Act on May 18, 1994 and will terminate on December 31, 2020 unless terminated sooner under the provisions of the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Registrant’s trustee is Wilmington Trust Company. Registrant was formed to engage in the speculative trading of commodity futures and forward contracts. Registrant’s fiscal year for book and tax purposes ends on December 31.

Registrant is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

Managing Owner and its Affiliates

Preferred has been the managing owner of Registrant since October 1, 2004. The term Managing Owner, as used herein, refers to Preferred.

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

The term “Trading Advisor”, as used herein, refers to Winton Capital Management Limited (“Winton”). The term “Trading Advisory Agreement”, as used herein, refers to the Trading Vehicle Advisory Agreement.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report for the year ended December 31, 2007 (“Registrant’s 2007 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For a further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

The valuation of Registrant’s investments that are not traded on a United States (“US”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Registrant has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

Registrant adopted SFAS 157 in the first quarter of 2008. The Managing Owner evaluated the impact that adoption of SFAS 157 will have on Registrant’s financial statements. Based on an analysis by the Managing Owner, the effect of applying SFAS 157 to the investments included in Registrant’s financial statements will not result in a change to the fair value of Registrant’s investments. Approximately $0 or 0.00% of the Registrant’s investment at March 31, 2008 is classified as Level 1 or Level 2 and $11,813,736 or 100.00% is classified as Level 3 using the fair value hierarchy of SFAS 157. Approximately $0 or 0.00% of Registrant’s investment at December 31, 2007 is classified as Level 1 or Level 2 and $11,055,308 or 100.00% is classified as Level 3 using the fair value hierarchy of SFAS 157. A table presenting the changes in the Level 3 fair value category for the three months ended March 31, 2008 is provided in Note 5 of the Registrant’s financial statements. Of the $1,142,071 gain for the three months ended March 31, 2008 reported on Level 3 investments in Note 5, $(289,048) represents a change in unrealized allocated from the Trading Vehicle on the Registrant’s condensed statement of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner evaluated the impact that adoption of SFAS 159 will have on Registrant’s financial statements. The Registrant adopted SFAS 159 in the first quarter of 2008, and it did not have a material effect on the Registrant’s financial statements.

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

Limited Interests in Registrant may be redeemed on a quarterly basis. For First Quarter 2008, redemptions of Limited Interests and General Interests were $135,686 and $3,579, respectively. For First Quarter 2007, redemptions of Limited Interests and General Interests were $603,601 and $11,263, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At March 31, 2008, 100.19% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities (through its investment in the Trading Vehicle), Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures and forward contracts (through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 7 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2008 and First Quarter 2007:

First Quarter 2008

General market consensus is that the US is in a recession. The question remains how long and deep it will be. Persistent liquidity problems, spreading credit market contagion and the worst stock market response to Federal Reserve (“Fed”) easing in the postwar era reveal the unusually intractable nature of the problems with which the Fed is presently grappling with. Perhaps more telling is the inability of the Fed to arrest the spread of liquidity problems across the credit market landscape and recurring spikes in the Ted-spread, the difference between the T-bill and LIBOR, and its extraordinarily high level, even after steep rate cuts and unprecedented actions through the discount window. Credit is the lifeblood of capitalist economies and a dysfunctional financial system appears to be threatening the US and the global economies.

US Treasuries finished the first quarter lower than year end 2007. The 10-year yield benchmark fell approximately to 3.41% from 4.00%. The 2-year yield was virtually unchanged in February but declined in March to near 1.60%. The 30-year note fell in March as well. The Fed lowered rates to 2.25% through three separate easing sessions during the quarter, which is a 2% decline. On March 11, the Fed announced a plan to lend up to $200 billion of Treasury securities in exchange for debt, including private mortgage backed securities that have been in a severe slump as homeowners default on payments. The biggest event of the quarter was the March 14 “rescue” of Bear Stearns & Co. Inc. through the sponsorship of the Fed and JP Morgan Chase & Co. after the investment house giant admitted its liquidity had significantly declined.

US first quarter economic data displayed little indication of a speedy housing recovery. Housing starts fell, building permits dropped to a 16-year low, confidence among home builders plummeted and mortgage delinquencies hit their highest levels since the Regan era. The outlook for employment worsened as the unemployment rate rose to 5.1% from 4.8%, which is the highest level since September 2005. In March, nonfarm payrolls plunged and January and February estimates were significantly revised downward, which made the data even harder to swallow. As far as inflation is concerned, the Fed continues to express its usual caution but the economic slump seems to be taking precedence.

Outside the US, European Central Bank (“ECB”) rates remained unchanged throughout the first quarter and ECB president, Jean Claude Trichet, continued his hawkish stance giving no indication the ECB would detour from its tight monetary policy. Inflation in the Eurozone ran a bit high and closed the quarter at 3.50%. However, consumer and business confidence was stable. The Bank of England (“BOE”) seemed to be in an easing mode during the first three months of the year as UK economic data, housing in particular, were on the weak side. Also, UK GDP was only 0.6% for the fourth quarter 2007 and the first quarter data does not appear to have improved. The People’s Bank of the Republic of China maintained a tight monetary policy in an effort to curb inflation and comments from the Bank indicate they might press tighter in the coming months as the inflation threat thickens. In addition, eyes are on the Tibet crisis and its impact on the upcoming summer Olympic Games. The Bank of Canada lowered its benchmark rate by 50 basis points on March 4 and Canadian GDP growth is minimal. The

Bank of Japan remained on hold throughout the quarter. The Tankan report indicated decreased confidence as the manufacturing sector and the quarterly index fell.

Currencies: The US Dollar remained under pressure for most of March, extending the patterns of January and February. During the quarter, the US Dollar Index realized the weakest monthly close since its 1973 inception. Trading patterns in March were somewhat more two-sided than the straight down tone of January and February but the dollar was consistently unable to maintain consolidation rallies. The dollar continues to suffer from diversification efforts by foreign central banks such as China, Russia and some petro nations.

The euro continued its steep strengthening on the greenback through the first three months of 2008. The euro traded over an historical high-point prior to ending the quarter. The British pound concluded March little changed from February and January and ended the period slightly lower than year-end 2007. UK housing prices declined for five consecutive months as the subprime/credit concerns still hounded the British landscape. After closing out February at a three-year low, the dollar lost additional ground to the yen in March. The Japanese economy appears to be in better shape than the US as the yen continued its 2007 rally through to 2008. The Chinese yuan extended its gradual advance on the US dollar during the quarter. On a positive note for the greenback, the dollar strengthened on the Canadian dollar, Korean won and South African rand.

Energies: Record highs were set during the quarter as New York Mercantile Exchange crude futures traded over $110 in mid-March. Under March’s commodity deleveraging pressure, oil dropped and closed the quarter with a year-to-date gain over 6% within the Dow Jones AIG Index (“DJAIG”). A mid-March pipeline sabotage attempt in Iraq proved to be a limited disruption. Global demand, led primarily by China and India, remains the number one bullish factor for energy prices. Heating oil and natural gas performed handsomely in the first quarter, ending with gains of over 12% and 32%, respectively. Reformulated gasoline declined almost 3% during the three months as refining margins have been lean and, thus, production has lagged.

Agriculturals: Prior to the deleveraging commodity drawdown in late March, a weakening US dollar and supply side deficits drove agricultural prices to historical levels during the quarter. Corn began each month with prices on the upswing, which was followed at some point during the month with a temporary, profit taking sell-off. The fundamental reasons behind corn’s rally is the ethanol story, the growing potential of an eventual global food shortage and capital flows pouring into this “non-traditional” asset class. Wheat started the year off rather stable trading in the $9 to $10 per bushel (“pb”) range. As global fears of a wheat shortage hit the markets in February, prices launched to a record $25 pb but fell back to around $12 pb by the end of March, which capped off a positive quarter. Soybean prices encountered a similar trading pattern with a 28% increase by the end of February as increasing improvements in the quality of life in emerging nations drove the bean consumption pattern. As the March deleveraging took shape and rattled the markets, bean prices dropped 30%, ending the quarter with an overall loss.

Indices: It was a rocky quarter for the global equity markets. Cash flowed heavily from stocks to alternative assets in the wake of financial liquidity concerns and a weakening economic landscape. US stocks ended the quarter with their worst performance in six years. After a rally during the last week of the period, the Dow Jones Industrial Index finished down approximately 7.6% for the quarter, with financial stocks among the worst performers. The NASDAQ and S&P 500 dove 14% and 9.4% for the quarter, respectively. The US indices were presented with challenges related to the US financial mess along with the prolonged housing malaise.

Equities in Europe experienced their worst quarter in six years as well. Similar to the US, a shift to alternative assets and the surrounding credit and liquidity disaster drove the negative performance. In contrast, Europe could count on the strength in the euro and sterling as compared to the weak dollar. The broad based Dow Jones STOXX 600® index was down overall for the quarter. Financials, telecoms and tech represented the weakest sectors. The German DAX closed the quarter down nearly 19%. The French CAC 40 ended the quarter with losses over 16%. London’s FTSE had the benefit of a more accommodative BOE but still lost more than 11.5% during the quarter.

Once again, Asia was a hotbed of volatility as the major indices incurred double-digit declines. Akin to the US and Europe, financial and credit issues were key negative factors. Japan was impacted by negative economic data and, unlike the US, Japan concluded the period on a defensive note. The Nikkei lost 2.3% in the final session, finishing down over 18% for the quarter. In Hong Kong, the Hang Seng Index exhibited extreme volatility and ended the quarter with an almost 19% loss. In Australia, the All Ordinaries Index benefited from high commodity prices but not from the Reserve Bank’s very tight monetary policy and ended the quarter down roughly 15.7%

Metals: March was a bumpy month for gold. The metal reached an all-time high of approximately $1,034 on March 17. Also, commodities as an asset group experienced deleveraging, the result being a slide in gold prices. The quarter closed at over $921, resulting in a loss of approximately 6% for March, lowering the quarterly gain to plus 8.5%. Silver followed its parasitic role and followed gold through a very volatile trading pattern and finished with strong quarterly performance over 15%. The slowing demand for jewelry had less of an impact on silver than on gold. Platinum had a positive month but prices were rocky as Asian demand for jewelry cooled and power and labor problems in South Africa remained a concern. Palladium followed suit and had a positive quarter.

Prices increased across the board for base metals during the first quarter despite being affected by the deleveraging process in March. Copper gained a hefty 25.7% as demand outside the US remained strong. Power problems in South Africa and China lent support to aluminum. Increasing stainless steel production and demand resulted in an approximate 9.4% gain for nickel within the DJAIG. Mounting battery related demand and a narrowing production deficit resulted in a profitable quarter for lead. Tin and zinc witnessed profitable quarters as well.

Softs and Livestock: During the quarter, sugar prices exhibited extreme volatility, falling over 20% in March after a stellar February, bringing their quarterly gain to over 4% within the DJAIG. Higher production forecasts and inventory levels and the commodity pull-back were factors that promoted the 20% drop in March. Coffee lost over 8% within the DJAIG for the quarter and was the index’s worst performance component for March. Cocoa hit a 28-year high during the period and finished the quarter with positive overall performance. Citrus prices fell about 24% on indications of increased production as inventories topped two-year levels.

Live cattle extended its 2007 slide into the first quarter as performance finished down over 13.4%. Some blame the economic slump and oversupply for bad performance. After plummeting a hefty 11.6% in March, live hogs hold the dubious honor of being the weakest component within the DJAIG during the first quarter, closing down over 18.5%. On a positive note, demand in Asia remained strong.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for First Quarter 2008 and First Quarter 2007 are presented below.

First Quarter 2008

Currencies: (+) This sector experienced a majority of its gains in the Swiss franc, euro, Australian dollar, Japanese yen, Brazilian real, Mexican peso and Polish zloty. The majority of losses were experienced in the British pound, Canadian dollar and the euro versus the Japanese yen.

Energies: (+) This sector experienced gains in gasoline, heating oil, crude oil and gas oil. Losses were incurred in natural gas.

Grains: (+) This sector experienced gains in corn, bean oil, canola oil, wheat, soy oil and soybeans. Losses were seen in cotton and soybean meal.

Indices: (-) This sector experienced a majority of its losses in the All Ordinaries, DAX, DJ Stoxx 50, Dow Jones Industrial Average, S&P 500 and Taiwan SIMEX. The majority of gains were made in the CAC 40, Nikkei and the FTSE 100.

Interest Rates: (+) This sector experienced a majority of its gains in Eurodollars Japanese Government Bonds, US Treasury Notes and the German Bund. The majority of losses were incurred in Australian Bonds, Eurobonds and British Gilts.

Meats: (+) This sector experienced gains in feeder cattle and live hogs. Losses were incurred in live cattle.

Metals: (+) This sector experienced losses in copper, aluminum, zinc and nickel. Gains were made in gold, platinum and silver.

Softs: (+) This sector experienced gains in coffee and cocoa. Losses were seen in sugar.

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of March 31, 2008 was $255.64, an increase of 8.49% from the December 31, 2007 Net Asset Value per Interest of $235.63. The Net Asset Value per Interest as of March 31,

2007 was $201.12, a decrease of 9.69% from the December 31, 2006 Net Asset Value per Interest of $222.71. Past performance is not necessarily indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees during First Quarter 2008 and First Quarter 2007 were approximately $1,451,000 and ($1,088,000), respectively.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during First Quarter 2008 was approximately $52,000, a decrease of approximately $94,000 as compared to First Quarter 2007 primarily due to declining interest rates and reduced average net asset levels primarily due to redemptions. Interest income was approximately $146,000 for the First Quarter 2007, a decrease of approximately $36,000 as compared to First Quarter 2006 primarily due to the impact of reduced average net asset levels. Higher interest rates during the First Quarter 2007 as compared to First Quarter 2006 did not fully offset the impact of redemptions.

Commissions are calculated on Registrant’s Net Asset Value at the beginning of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during First Quarter 2008 were approximately $223,000, a decrease of approximately $27,000 as compared to First Quarter 2007 primarily due to a decline in average net asset levels as discussed above. Commissions and other transaction fees during the First Quarter 2007 were approximately $249,000, a decrease of approximately $74,000 as compared to First Quarter 2006 primarily due to a decline in the average net asset levels as discussed above.

Management fees are calculated on the net asset value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by trading performance and redemptions. Management fees were approximately $60,000 in First Quarter 2008, a decrease of approximately $1,000 as compared to First Quarter 2007 primarily due to a decline in the average net asset levels as discussed above. Management fees were approximately $62,000 for the First Quarter 2007, a decrease of approximately $22,000 in First Quarter 2007 as compared to First Quarter 2006 primarily due to a decline in the average net asset levels as discussed above.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees were approximately $272,000 in First Quarter 2008. No incentive fees were earned during First Quarter 2007.

General and administrative expenses were approximately $15,000 and $5,000 during First Quarter 2008 and First Quarter 2007, respectively. These expenses charged to the Registrant by its investment in the Trading Vehicle include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor (through its investment in the Trading Vehicle) and the Managing Owner are calculated as a fixed percentage of the Trading Vehicle and Registrant’s Net Asset Value, respectively. Incentive fees payable by the Registrant to the Trading Advisor (through its investment in the Trading Vehicle) are at a fixed rate, calculated as a percentage of the Trading Vehicle’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of the end of the period covered by this report. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of the end of such period, Registrant’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending by or against Registrant or the Managing Owner, or to which Registrant or Managing Owner was a party during the period covered by this Report.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED FUTURES TRUST I

By:	Preferred Investment Solutions Corp., its managing owner

By:	/s/ Kenneth A. Shewer		Date: May 15, 2008
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ David K. Spohr		Date: May 15, 2008
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)