Form 10-Q
period 2008-09-30
DIVERSIFIED FUTURES TRUST I
filed 2008-11-12
CIK 926805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2008

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

SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

DIVERSIFIED FUTURES TRUST I

FINANCIAL STATEMENTS

September 30, 2008

DIVERSIFIED FUTURES TRUST I

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
ASSETS
Cash	$25,631	$5,805
Redemptions receivable from WCM Pool LLC	74,955	304,479
Investment in WCM Pool LLC, at fair value (100.08% and 100.53% of net asset value, respectively)	10,771,164	11,055,308
Receivable from Managing Owner	1,569	0

Total assets	$10,873,319	$11,365,592

LIABILITIES
Redemptions payable	$78,398	$302,152
Commissions payable	32,109	66,250

Total liabilities	110,507	368,402

TRUST CAPITAL (Net Asset Value)
Limited Interests (44,502.378 and 46,189.067 interests outstanding) at September 30, 2008 and December 31, 2007, respectively	10,653,885	10,883,382
General Interests (455 and 483 interests outstanding) at September 30, 2008 and December 31, 2007, respectively	108,927	113,808

Total trust capital (Net Asset Value)	10,762,812	10,997,190

Total liabilities and trust capital	$10,873,319	$11,365,592

Net Asset Value per Limited and General Interest

September 30, 2008	December 31, 2007
$ 239.40	$ 235.63

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET LOSS FROM TRUST OPERATIONS
REVENUES
Realized	$0	$(3)	$0	$52,467
Change in unrealized	0	0	0	(71,943)
Interest income	56	205	88	23,126

Total revenues	56	202	88	3,650

EXPENSES
Brokerage commissions	215,518	207,485	654,010	648,701
General and administrative	963	0	1,122	0

Total expenses	216,481	207,485	655,132	648,701

WCM Pool LLC administrative expenses borne by the Managing Owner and its affiliates	(4,912)	0	(18,006)	0

Net expenses	211,569	207,485	637,126	648,701

NET LOSS FROM TRUST OPERATIONS	(211,513)	(207,283)	(637,038)	(645,051)

NET INCOME (LOSS) ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	(378,546)	(26,791)	1,605,780	166,016
Change in unrealized	(477,486)	496,229	(239,855)	835,437
Interest income	43,573	117,524	136,853	371,663

Total revenues	(812,459)	586,962	1,502,778	1,373,116

EXPENSES
Brokerage commissions	4,469	7,560	15,461	42,803
Management fees	56,404	56,656	176,466	180,996
Incentive fees	0	81,233	409,087	161,551
General and administrative	12,885	3,125	59,340	13,923

Total expenses	73,758	148,574	660,354	399,273

NET INCOME (LOSS) ALLOCATED FROM WCM POOL LLC	(886,217)	438,388	842,424	973,843

NET INCOME (LOSS)	$(1,097,730)	$231,105	$205,386	$328,792

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average Limited and General Interest	$(24.28)	$4.66	$4.47	$6.10

Weighted average number of Limited and General Interests outstanding	45,203	49,615	45,921	53,896

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Interests	Limited Interests	General Interests	Total
Nine months ended September 30, 2008
Trust capital at December 31, 2007	46,672.067	$10,883,382	$113,808	$10,997,190
Redemptions	(1,714.689)	(432,833)	(6,931)	(439,764)
Net income for the nine months ended September 30, 2008		203,336	2,050	205,386

Trust capital at September 30, 2008	44,957.378	$10,653,885	$108,927	$10,762,812

Nine months ended September 30, 2007
Trust capital at December 31, 2006	58,278.560	$12,835,254	$143,870	$12,979,124
Redemptions	(10,419.662)	(2,257,174)	(29,989)	(2,287,163)
Net income for the nine months ended September 30, 2007		325,692	3,100	328,792

Trust capital at September 30, 2007	47,858.898	$10,903,772	$116,981	$11,020,753

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

The statement of financial condition as of September 30, 2008, and the statements of operations for the three months and nine months ended September 30, 2008 and 2007 and the statements of changes in trust capital for the nine months ended September 30, 2008 and 2007, are unaudited. In the opinion of Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trust as of September 30, 2008 and the results of its operations for the three months and nine months ended September 30, 2008 and 2007. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

For the nine months ended September 30, 2008 and 2007, the Trust indirectly earned income or loss through its investments in the Company (see Note 5).

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

Consistent with standard business practices in the normal course of business, the Trust has provided general indemnifications to the Managing Owner, the Company and others when they act, in good faith, in the best interests of the Trust. The Trust is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

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

The Trust adopted SFAS 157 in the first quarter of 2008. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investments included in these financial statements did not result in a change to the fair value of the Trust’s investments. $0 or 0.00% of the Trust’s investments at September 30, 2008 are classified as Level 1 or Level 2 and $10,771,164 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. $0 or 0.00% of the Trust’s investments at December 31, 2007 are classified as Level 1 or Level 2 and $11,055,308 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157.

DIVERSIFIED FUTURES TRUST I

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

September 30, 2008	Level 1	Level 2	Level 3	Total
Assets:
Investment in WCM Pool LLC, at fair value	$0	$0	$10,771,164	$10,771,164

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Investment in WCM Pool LLC, at fair value	$0	$0	$11,055,308	$11,055,308

A table presenting the changes in the Level 3 fair value category for the nine months ended September 30, 2008 and 2007 is provided in Note 5, of the Trust’s financial statements. Of the $842,424 and $973,843 gains for the nine months ended September 30, 2008 and 2007, respectively, reported on Level 3 investments in Note 5, $(239,855) and $835,437, respectively, represent a change in unrealized allocated from the Company on the Trust’s condensed statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Trust’s condensed financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

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

The investment in the Company is reported in the Trust’s statements of financial condition at the net asset value as reported by the Company. The Trust records its proportionate share of the Company’s income or loss in the statement of operations. Through its investment in the Company, the Trust pays its pro-rata share of the 2% annual management fee (accrued and paid monthly) and a 20% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in the Advisory Agreement. Valuation of futures and forward contracts by the Company is discussed in the notes to the Company’s financial statements included in Section II of this report.

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

The Trust pays its pro-rata share of management and incentive fees as disclosed in Note 2 through its investment in the Company.

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

Costs and expenses charged to the Trust for the three months and nine months ended September 30, 2008 and 2007 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Commissions	$215,518	$207,485	$654,010	$648,701
General and administrative	0	0	0	0

	$215,518	$207,485	$654,010	$648,701

Expenses payable to the Managing Owner and its affiliates (which are included in commissions payable less any receivable from the Managing Owner on the statements of financial condition) as of September 30, 2008 and December 31, 2007 were $30,540 and $66,250, respectively.

DIVERSIFIED FUTURES TRUST I

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	INVESTMENT IN WCM POOL LLC

Effective January 1, 2007, the Trust invested its assets in the Company. The Trust’s investment in the Company represents approximately 59.03% and 54.86% of the net asset value of the Company at September 30, 2008 and December 31, 2007, respectively. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for the Trust’s investment in the Company is as follows:

	Net Asset Value December 31, 2007	Investments	Gain*	Redemptions	Net Asset Value September 30, 2008
WCM Pool LLC	$11,055,308	$0	$842,424	$(1,126,568)	$10,771,164

	Net Asset Value December 31, 2006	Investments	Gain*	Redemptions	Net Asset Value September 30, 2007
WCM Pool LLC	$0	$12,966,087	$973,843	$(2,858,505)	$11,081,425

* Included in earnings

The Trust may make additional contributions to, or redemptions from, the Company on a monthly basis.

Certain expenses allocated to the Trust from the Company are reimbursed by the Managing Owner at the Trust level.

Note 6.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with its other assets. At September 30, 2008 and December 31, 2007, such segregated assets totaled $0 and $1,042, respectively. Part 30.7 of the CFTC regulations also requires the Trust’s futures commission merchant to secure assets of the Trust related to foreign futures trading which totaled $0 and $0 at September 30, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

DIVERSIFIED FUTURES TRUST I

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	FINANCIAL HIGHLIGHTS

The following information presents per Interest performance data and other supplemental financial data for the three months and nine months ended September 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Interest Performance (for an Interest outstanding throughout the entire period)
Net asset value, beginning of period	$263.64	$225.67	$235.63	$222.71

Net realized and change in net unrealized gain (loss) on commodity transactions(1), (5)	(18.90)	9.42	29.04	19.68
Interest income(1), (5)	0.97	2.37	2.98	7.33
Expenses(1), (5)	(6.31)	(7.18)	(28.25)	(19.44)

Net increase (decrease) for the period	(24.24)	4.61	3.77	7.57

Net asset value, end of period	$239.40	$230.28	$239.40	$230.28

Total Return(3)
Total return before incentive fees	(9.19)%	2.77%	5.18%	4.77%
Incentive fees	0.00%	(0.73)%	(3.58)%	(1.37)%

Total return after incentive fees	(9.19)%	2.04%	1.60%	3.40%

Supplemental Data
Ratios to average net asset value:(5)
Net investment loss before incentive fees(2), (4)	(8.63)%	(5.67)%	(8.76)%	(5.55)%
Incentive fees(3)	0.00%	(0.73)%	(3.58)%	(1.37)%

Net investment loss after incentive fees	(8.63)%	(6.40)%	(12.34)%	(6.92)%

Interest income(4)	1.56%	4.25%	1.60%	4.46%

Incentive fees(3)	0.00%	0.73%	3.58%	1.37%
Other expenses(4)	10.19%	9.92%	10.36%	10.01%

Total net expenses	10.19%	10.65%	13.94%	11.38%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Not annualized.
(4)	Annualized.
(5)	Includes the Trust’s proportionate share of income and expenses of WCM Pool LLC for the three months and nine months ended September 30, 2008 and 2007.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

September 30, 2008

WCM POOL LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$18,426,342	$20,525,950
Interest receivable	24,418	47,642
Net unrealized gain on open contracts	20,845	434,983

Total assets	$18,471,605	$21,008,575

LIABILITIES
Accrued expenses	$57,352	$33,955
Management fees payable	31,564	70,084
Incentive fees payable	0	174,235
Redemptions payable	137,295	580,258

Total liabilities	226,211	858,532

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	2,931,683	3,165,178
Member DFT I	10,771,164	11,055,308
Member KGT	890,473	1,732,978
Member FST	3,652,074	4,196,579

Total members’ capital (Net Asset Value)	18,245,394	20,150,043

Total liabilities and members’ capital	$18,471,605	$21,008,575

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008		December 31, 2007
Open Futures Contracts	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.53)%	$(97,562)	1.82%	$367,154
Currencies	(0.21)%	(38,019)	(0.24)%	(49,036)
Interest rates	0.18%	33,301	0.57%	115,021
Stock indicies	0.00%	0	0.09%	17,163

Net unrealized gain (loss) on futures contracts purchased	(0.56)%	(102,280)	2.24%	450,302

Futures contracts sold:
Commodities	0.33%	60,880	(0.01)%	(1,873)
Currencies	(0.15)%	(26,398)	(0.05)%	(9,014)
Interest rates	(0.10)%	(19,031)	(0.04)%	(8,288)
Stock indicies	0.59%	107,674	0.02%	3,856

Net unrealized gain (loss) on futures contracts sold	0.67%	123,125	(0.08)%	(15,319)

Net unrealized gain on open contracts	0.11%	$20,845	2.16%	$434,983

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Realized	$(648,743)	$(53,446)	$2,904,255	$824,003
Change in unrealized	(829,889)	906,937	(414,138)	1,446,298
Interest income	74,715	219,142	241,861	637,452

Total revenues	(1,403,917)	1,072,633	2,731,978	2,907,753

EXPENSES
Brokerage commissions	7,649	14,084	27,327	69,395
Management fees	96,729	105,509	311,515	309,661
Incentive fees	0	149,622	730,712	388,256
Operating expenses	22,287	5,840	105,421	23,513

Total expenses	126,665	275,055	1,174,975	790,825

NET INCOME (LOSS)	$(1,530,582)	$797,578	$1,557,003	$2,116,928

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Nine months ended September 30, 2008
Balances at December 31, 2007	$3,165,178	$11,055,308	$1,732,978	$4,196,579	$20,150,043
Redemptions	(478,931)	(1,126,568)	(980,755)	(875,398)	(3,461,652)
Net income for the nine months ended September 30, 2008	245,436	842,424	138,250	330,893	1,557,003

Balances at September 30, 2008	$2,931,683	$10,771,164	$890,473	$3,652,074	$18,245,394

Nine months ended September 30, 2007
Balances at December 31, 2006	$0	$0	$0	$0	$0
Additions	3,636,164	12,966,087	2,143,975	5,002,950	23,749,176
Redemptions	(641,178)	(2,858,505)	(414,690)	(1,407,514)	(5,321,887)
Net income for the nine months ended September 30, 2007	279,598	973,843	167,584	695,903	2,116,928

Balances at September 30, 2007	$3,274,584	$11,081,425	$1,896,869	$4,291,339	$20,544,217

See accompanying notes.

WCM POOL LLC

NOTES TO CONDENSED CONDENSED FINANCIAL STATEMENTS

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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2008, and the statements of operations for the three months and nine months ended September 30, 2008 and 2007 and the statements of changes in members’ capital (net asset value) for the nine months ended September 30, 2008 and 2007, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2008, and the results of operations for the three months and nine months ended September 30, 2008 and 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Member’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

WCM POOL LLC

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

The Company adopted SFAS 157 in the first quarter of 2008. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investment portfolio included in these financial statements did not result in a change to the fair value of the Company’s investments. Of its net unrealized gain, $20,845 or 100.00% of the Company’s investments at September 30, 2008 are classified as Level 1 and $0 or 0.00% as Level 2 or Level 3 using the fair value hierarchy of SFAS 157. Of its net unrealized gain, $434,983 or 100.00% of the Company’s investments at December 31, 2007 are classified as Level 1 and $0 or 0.00% as Level 2 or Level 3 using the fair value hierarchy of SFAS 157. The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from observable inputs (Level 2).

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

September 30, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open contracts	$20,845	$0	$0	$20,845

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open contracts	$434,983	$0	$0	$434,983

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s condensed financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

The Company adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Company’s financial statements, as the Company did not elect the fair value option for any eligible financial assets or liabilities.

WCM POOL LLC

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the nine months ended September 30, 2008 and 2007, the Trading Advisor earned incentive fees of $730,712 and $388,256, respectively, of which $0 remains payable at September 30, 2008.

Note 4.	RELATED PARTIES

The Company reimburses the Managing Member for services it performs for the Company, which include, but are not limited to: management, accounting, printing, and other administrative services.

The expenses incurred by the Company for services performed by the Managing Member for the Company were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
General and administrative	6,605	0	16,870	0

	$6,605	$0	$16,870	$0

Expenses payable to the Managing Member and its affiliates as of September 30, 2008 and December 31, 2007 were $6,505, and $0, respectively which are included in accrued expenses on the condensed statement of financial condition.

Note 5.	INCOME TAXES

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

Note 6.	DEPOSITS WITH COMMODITY BROKER, PRIME BROKER AND BANK

The Company deposits funds with a commodity broker subject to CFTC regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker. The Company earns interest income on assets deposited with the commodity broker. The Company deposits funds with a prime broker. Margin requirements are satisfied by the deposit of cash with such prime broker. The Company earns interest income on assets deposited with its prime broker and funds deposited with JPMorgan Chase Bank, Nassau branch.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Organization Agreement.

The Company is not required to make distributions, but could do so at the discretion of the Members. A Member can request and receive redemption of capital, subject to the terms in the Organization Agreement.

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2008 and December 31, 2007, such segregated assets totaled $13,784,155 and $17,941,562, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $135,557 and $48,961 at September 30, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2008, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and nine months ended September 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2008 (Unaudited)				Nine Months Ended September 30, 2008 (Unaudited)
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member DFF LP	Member DFT I	Member KGT	Member FST
Total return(1),(4)
Total return before incentive fees	(7.43)%	(7.43)%	(7.43)%	(7.43)%	10.98%	10.98%	10.98%	10.98%
Incentive fees	0.00%	0.00%	0.00%	0.00%	(3.67)%	(3.67)%	(3.68)%	(3.67)%

Total return after incentive fees	(7.43)%	(7.43)%	(7.43)%	(7.43)%	7.31%	7.31%	7.30%	7.31%

Ratios to average net asset values:
Expenses prior to incentive fees(2)	2.64%	2.63%	2.81%	2.63%	2.93%	2.92%	3.06%	2.95%
Incentive fees(1)	0.00%	0.00%	0.00%	0.00%	3.62%	3.57%	4.10%	3.63%

Total expenses and incentive fees	2.64%	2.63%	2.81%	2.63%	6.55%	6.49%	7.16%	6.58%

Net investment loss(2), (3)	(1.08)%	(1.08)%	(1.19)%	(1.08)%	(1.34)%	(1.33)%	(1.39)%	(1.35)%

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended September 30, 2007 (Unaudited)				Nine Months Ended September 30, 2007 (Unaudited)
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member DFF LP	Member DFT I	Member KGT	Member FST(5)
Total return(1),(4)
Total return before incentive fees	4.66%	4.66%	4.66%	4.66%	10.21%	10.21%	10.22%	19.99%
Incentive fees	(0.73)%	(0.73)%	(0.73)%	(0.73)%	(1.41)%	(1.40)%	(1.50)%	(3.72)%

Total return after incentive fees	3.93%	3.93%	3.93%	3.93%	8.80%	8.81%	8.72%	16.27%

Ratios to average net asset values:
Expenses prior to incentive fees(2)	2.41%	2.42%	2.43%	2.44%	2.65%	2.66%	2.66%	2.60%
Incentive fees (1)	0.73%	0.73%	0.70%	0.71%	1.37%	1.36%	1.46%	3.38%

Total expenses and incentive fees	3.14%	3.15%	3.13%	3.15%	4.02%	4.02%	4.12%	5.98%

Net investment income (2), (3)	1.80%	1.80%	1.82%	1.83%	1.50%	1.50%	1.53%	1.80%

Total returns are calculated based on the change in value of members’ capital during the period. An individual member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fees).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)	Member FST contributed its net assets to the Company effective April 1, 2007.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	SUBSEQUENT EVENT

Effective December 31, 2008, Member DFF LP is terminating, and will withdraw 100% of it’s member interests representing 16.07% of members’ capital as of September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2008 (“Third Quarter 2008”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of Diversified Futures Trust I (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trading Vehicle has entered into an advisory agreement (the “Trading Vehicle Advisory Agreement”) with Winton Capital Management Limited (“Winton”), whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. Registrant has allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Vehicle. Registrant, through its investment in the Trading Vehicle, pays a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays Winton an incentive fee of 20% of “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

The term “Trading Advisor”, as used herein, refers to Winton. The term “Trading Advisory Agreement”, as used herein, refers to the Trading Vehicle Advisory Agreement.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report for the year ended December 31, 2007 (“Registrant’s 2007 Annual Report”), which was included in the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For a further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2007, which was included in the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

The valuation of Registrant’s investments that are not traded on a United States (“US”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and or Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders.

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. The Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by by third party data providers such as Bloomberg, Reuters and or Super Derivatives who derive fair values for those assets from observable inputs (Level 2).

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

Registrant adopted SFAS 157 in the first quarter of 2008. Based on an analysis by the Managing Owner, the effect of applying SFAS 157 to the investments included in Registrant’s financial statements did not result in a change to the fair value of Registrant’s investments. $0 or 0.00% of the Registrant’s investments at September 30, 2008 are classified as Level 1 or Level 2 and $10,771,164 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. $0 or 0.00% of Registrant’s investments at December 31, 2007 are classified as Level 1 or Level 2 and $11,055,308 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. A table presenting the changes in the Level 3 fair value category for the nine months ended September 30, 2008 and 2007 is provided in Note 5 of the Registrant’s financial statements, included in the Registrant’s quarterly report on Form 10-Q for the quarter-ended September 30, 2008. Of the $842,424 and $973,843 gains for the nine months ended September 30, 2008 and 2007, respectively, reported on Level 3 investments in Note 5, $(239,855) and $835,437, respectively, represent a change in unrealized allocated from the Trading Vehicle on the Registrant’s condensed statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Registrant’s condensed financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Registrant adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Registrant’s financial statements, as the Registrant did not elect the fair value option for any eligible financial assets or liabilities.

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

For Third Quarter 2008, the period January 1, 2008 to September 30, 2008 (“Year-To-Date 2008”), the period July 1, 2007 to September 30, 2007 (“Third Quarter 2007”) and the period January 1, 2007 to September 30, 2007 (“Year-To-Date 2007”) there were no subscriptions of Limited Interests or General Interests.

Interests in Registrant may be redeemed on a quarterly basis. Redemptions of Limited Interests for Third Quarter 2008 and Year-To-Date 2008 were $75,047 and $432,833, respectively. Redemptions of Limited Interests for Third Quarter 2007 and Year-To-Date 2007 were $528,248 and $2,257,174, respectively.

Redemptions of General Interests for Third Quarter 2008 and Year-To-Date 2008 were $3,352 and $6,931, respectively. Redemptions of General Interests for Third Quarter 2007 and Year-To-Date 2007 were $11,053 and $29,989, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At September 30, 2008, 100.08% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities (through its investment in the Trading Vehicle), Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures and forward contracts (through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts through its investment in the Trading Vehicle, see Note 7 to Registrant’s financial statements for the year ended December 31, 2007, which was included in the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Third Quarter 2008, Third Quarter 2007 and Third Quarter 2006:

Third Quarter 2008

Clearly, the financial crisis gripping the nation is resonating throughout all corners of the economy and the effects will be felt for some time to come. Consumers have already cut back spending dramatically but more retrenchment can be expected in response to worsening job and income prospects as well as the growing wealth destruction that has taken place in recent months. There is no longer any doubt that the economy is mired in a recession; the only question is how deep and long it will be. Economists are crossing their fingers that the downturn will be no worse than the last two mild recessions in 1990-91 and 2001. However, many believe that conditions will be at least as bad as they were during the worst post-war recessions, which occurred in 1980-81 and 1973-74. The credit crisis got worse with each passing day, despite huge Federal Reserve liquidity additions, a $700 billion bailout package and numerous other measures. The “broker dealer,” as once known, basically ceased to exist as Goldman Sachs, Merrill Lynch, Morgan Stanley and others changed structure to essentially become “banks”. The economic data flow in the US can only be described as feeble and promises to get even weaker. In the US, housing, employment and manufacturing data were all anemic throughout the third quarter of 2008 with many indications of worse to come.

A strengthening US dollar throughout the quarter added to demand for US Treasuries as well as flight-to-safety support. After seeing their largest monthly yield declines since February in the month of August, Treasury yields saw further erosion in September. The benchmark 10-Year Note saw its yield fall approximately 20 basis points during the quarter and the 2-Year yield dipped by roughly 70 basis points as the yield curve experienced a severe steepening. Central banks kept rates unchanged throughout the third quarter but in early October they collaboratively cut key rates in response to the global credit crisis. During the quarter, the Federal Reserve, Bank of England, European Central Bank and others injected huge amounts of liquidity into the markets.

Currencies: The Dollar Index, which measures the US unit against a basket of other currencies, ended the quarter up overall and up 3.7% for the year. Among the majors, the euro and pound were particularly weak in September as the UK and the Eurozone experienced severe economic problems to go along with a burgeoning credit crisis. The British pound slipped to a 2-year low against the US dollar as the UK suffered recessionary-like conditions, including a 12.4% year-to-date drop in housing prices. The euro scored an all-time high in July, but from the peak it was all downhill as the euro slumped badly in August and September to close out the quarter near $1.41. The yen suffered far less fallout from the global credit crisis. It showed particular strength against both the euro and pound while gaining modestly to the dollar. The Australian dollar was pressured versus the yen as carry trades were unwound. The New Zealand dollar experienced a similar fate.

Energies: Crude posted steep losses in September down more than 13% within the Dow Jones AIG Index and over 31% for the quarter. Crude was pummeled by intense selling, the ongoing feature throughout the period. In addition, a firming US dollar, a significant slowing in global demand and above-quota OPEC output weighed on sentiment, which more than offset the geopolitical events surrounding Iran, Nigeria, Russia, Venezuela and the Middle East. Combined gasoline, heating oil and jet fuel demand is down more than 7% compared to last September. Natural gas followed suit and ended the quarter much lower.

Agriculturals: With steady declines in both price and open interest during the month of September, as well as all of the third quarter, the agricultural futures markets were prime examples of the widespread deleveraging seen across all markets. The deterioration in values came despite occasional weather concerns, which typically are the impetus for late summer rallies. For the quarter, corn, soybeans, wheat and cotton saw high-to-low declines in value from 37% to 30%. Corn and wheat lost roughly $3.00 per bushel each and soybeans lost over $6.00. Cotton also dropped significantly. The longer-term implications of the recent price plunge will be played out first in farmers’ springtime planting decisions. In addition to the normal, net profit calculations, banking considerations will play a major role in next season’s production potential. Understandably, the ongoing tight credit markets will cause bankers to shy away from lending money to farmers wishing to grow high-input-cost crops, regardless of profit potential.

Indices: Global equities suffered from a total lack of confidence as related to the credit crisis, which got worse instead of better throughout the quarter, despite herculean efforts from central banks and various government agencies. US stocks were hit with massive fund liquidations, partially due to margin needs but also due to large redemption levels that picked up speed with each passing session. After managing very modest gains in August, despite a sharp month-end slide, all the major US indices were lower in September. The Dow Jones Industrial Average, S&P 500 and NASDAQ fell over 4%, 9% and 9% respectively for the quarter. Financial stocks, including banks, brokers and insurance companies were particularly weak, as were retail issues and energy stocks. The markets failed to react to the much-debated and delayed $700 billion Treasury “rescue” plan. US stocks were clearly hurt by the credit crisis in Europe.

Europe saw similar performance as their financial crisis was equally, if not more, dire than that in the US. The UK in particular has seen rigorous credit issues as the DJ Stoxx 600 lost approximately 12% during the third quarter due to staggering financial sector events. The German DAX, the French CAC and London’s FTSE all ended the quarter with losses. The Russian stock market was particularly weak, forcing trading halts on numerous occasions.

Asia posted the weakest equity performance of the three major regions during the quarter and it has subsequently experienced massive liquidation from international funds despite the fact that Japan and the region in general have less exposure to the global credit crisis. The Nikkei lost nearly 2,000 points and Korea’s Kospi fell over 14% throughout the period. Hong Kong was extremely weak and Shanghai extended a yearlong slide. Australian equities could not ward off the credit crisis and ended the quarter lower.

Metals: After a brief run in mid-July and a sell-off through the second week in of September, late quarter gains were not enough to offset losses as gold finished down over 5% for the period. Silver was down a hefty 29% for the third quarter. Base metals were sold heavily across the markets in September, to an even greater degree than in July and August, and all metals within the GSCI Commodity Index finished down for the quarter. Increasing exchange warehouse inventories as well as slowing global demand patterns weighted on metals. A firmer US dollar did not help the cause, neither did the general outflow of capital from commodities.

Softs and Livestock: Individual soft commodity fundamentals were similarly overwhelmed by capital outflows and fund liquidation pressures in September. Cocoa had managed gains in August but this was not the case in September. Sugar extended its August losses into September. Supplies hold ample and Brazilian sugar exports have accelerated. Coffee lost nearly 17% for the quarter.

Live hogs fell almost 4.5% and cattle 4.9%. Hogs were again hurt by increased slaughter levels and sluggish demand. Both markets saw slaughter increases related to higher feed costs and, like many agricultural commodities, were pressured by financing difficulties for farmers.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Third Quarter 2008, Third Quarter 2007 and Third Quarter 2006 are presented below.

Third Quarter 2008

Currencies: (-) This sector experienced a majority of its losses in the euro, Swiss franc, Australian dollar and Japanese yen.

Energies: (-) This sector experienced losses in gasoline, heating oil, brent crude, crude oil, gas oil and natural gas.

Grains: (-) This sector experienced gains in cotton. The majority of losses were seen in corn, wheat, soybeans and soybean meal.

Indices: (+) This sector experienced a majority of its gains in the DJ Stoxx 50, S&P 500 and the Nikkei. Losses were made in the Russell 2000 and the Canadian S&P TSE 60 Index.

Interest Rates: (+) This sector experienced a majority of its gains in US Treasury Notes, Australian Bonds and the German Bund. The majority of losses were incurred in Euribor, Short Sterling and Australian Bank Bills.

Meats: (-) This sector experienced gains in feeder cattle and live cattle. Losses were incurred in live hogs.

Metals: (-) This sector experienced gains in nickel and zinc. Losses were incurred in gold, aluminum, copper and platinum.

Softs: (-) This sector experienced losses in coffee, cocoa and sugar.

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of September 30, 2008 was $239.40, an increase of 1.60% from the December 31, 2007 Net Asset Value per Interest of $235.63 and a decrease of 9.19% from the June 30, 2008 Net Asset Value per Interest of $263.64. The Net Asset Value per Interest as of September 30, 2007 was $230.28, an increase of 3.40% from the December 31, 2006 Net Asset Value per Interest of $222.71 and an increase of 2.04% from the June 30, 2007 Net Asset Value per Interest of $225.67. Past performance is not necessarily indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $(856,000) and $1,366,000, respectively. Registrant’s trading gains before commissions and related fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $469,000 and $982,000, respectively.

The Registrant’s average net asset level increased during the Third Quarter 2008 in comparison to Third Quarter 2007 primarily due to positive trading performance entering into the Third Quarter 2008 relative to Third Quarter 2007 which offset the effect of quarterly redemptions in the Third Quarter 2008. The Registrant’s average net asset level decreased Year-To-Date 2008 in comparison to Year-To-Date 2007 primarily due to the effect of redemptions and a significant decline in trading performance in the Third Quarter 2008. Registrant’s average net asset level decreased during Third Quarter 2007 and Year-To-Date 2007 in comparison to Third Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during Third Quarter 2008 and Year-To-Date 2008 was approximately $44,000 and $137,000, respectively, a decrease of approximately $74,000 and $258,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to declining interest rates and the effects of redemptions discussed above.

Interest income during Third Quarter 2007 and Year-To-Date 2007 was approximately $118,000 and $395,000, respectively, a decrease of approximately $70,000 and $167,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels discussed above.

Commissions are calculated on Registrant’s Net Asset Value at the beginning of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Third Quarter 2008 and Year-To-Date 2008 were approximately $220,000 and $669,000, respectively, an increase of approximately $5,000 as compared to Third Quarter 2007, primarily due to an increase in average net asset levels discussed above and a decrease of approximately $23,000 as compared to Year-To-Date 2007, primarily due to reduced average net asset levels discussed above. Commissions and other transaction fees during the Third Quarter 2007 and Year-To-Date 2007 were approximately $215,000 and $692,000, respectively, a decrease of approximately $69,000 and $224,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels discussed above.

Management fees are calculated on the net asset value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by trading performance and redemptions. Management fees during the Third Quarter 2008 and Year-To-Date 2008 were approximately $56,000 and $176,000, respectively, a decrease of approximately $1,000 and $5,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to the effect of redemptions discussed above. Management fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $57,000 and $181,000, respectively, a decrease of approximately $16,000 and $54,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels discussed above.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $0 and $409,000, respectively. Incentive fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $81,000 and $162,000, respectively.

General and administrative expenses during Third Quarter 2008 and Year-To-Date 2008 were approximately $9,000 and $42,000, respectively. General and administrative expenses during the Third Quarter 2007 and Year-To-Date 2007 were approximately $3,000 and $14,000, respectively. These expenses charged to Registrant through its investment in the Trading Vehicle include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Third Quarter 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

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

DIVERSIFIED FUTURES TRUST I

By:	Preferred Investment Solutions Corp., its managing owner

By:	/s/ Kenneth A. Shewer	Date: November 12, 2008
Name:	Kenneth A. Shewer
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date: November 12, 2008
Name:	David K. Spohr
Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)