Form 10-K
period 2008-12-31
DIVERSIFIED FUTURES TRUST I
filed 2009-03-27
CIK 926805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The value of Limited Interests in the Registrant as of June 30, 2008 is $11,815,293.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Interestholders for the year ended December 31, 2008 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

[Remainder of page intentionally left blank]

DIVERSIFIED FUTURES TRUST I

(a Delaware Business Trust)

PART I

Item 1.	Business

General

Diversified Futures Trust I (“Registrant”), a Delaware business trust, was organized under the Delaware Statutory Trust Act on May 18, 1994 and will terminate on December 31, 2020 unless terminated sooner under the provisions of the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Registrant’s trustee is Wilmington Trust Company. Registrant was formed to engage in the speculative trading of commodity futures, forwards and option contracts. Registrant’s fiscal year for book and tax purposes ends on December 31.

Registrant is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

Managing Owner and its Affiliates

Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) has been the managing owner of Registrant since October 1, 2004.

Effective December 1, 2008, in accordance with the Third Amended and Restated Declaration of Trust and Trust Agreement, the Managing Owner is no longer required to maintain at least 1% interest in Registrant.

The Trading Advisor and the Trading Vehicle

Prior to January 1, 2007, all trading decisions for Registrant were made by Appleton Capital Management Ltd. (through September 29, 2006), Graham Capital Management L.P. and Aspect Capital Limited. The Managing Owner terminated the advisory agreements with these trading advisors during 2006.

Effective January 1, 2007, Registrant became a member of and allocated all of its assets to WCM Pool LLC (the “Trading Vehicle”), a Delaware limited liability company, and received a voting membership interest in the Trading Vehicle and became party to the Trading Vehicle’s Organization Agreement. The Trading Vehicle was formed to function as an aggregate trading vehicle for its members. Registrant, Futures Strategic Trust and Kenmar Global Trust are the sole members of the Trading Vehicle as of December 31, 2008. Preferred is the Managing Owner of each of these Trading Vehicle members and has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures and forwards contracts.

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

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forwards and option contracts that have certain of the same investment policies as Registrant.

Registrant does not currently, and does not intend in the future to, solicit the sale of additional Interests. As such, Registrant does not compete with other entities to attract new fund participants. However, to the extent that the Trading Advisor recommends similar or identical trades to Registrant and other accounts that it manages, Registrant may compete with those accounts, as well as with other market participants, for the execution of the same or similar trades.

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report to the interest holders for the year ended December 31, 2008 (“Registrant’s 2008 Annual Report”), which is filed as an exhibit hereto.

Item 1A.	Risk Factors

THE RISKS YOU FACE

You Should Not Rely on Past Performance in Deciding Whether to Buy Units

The Trading Advisor selected by the Managing Owner to manage the assets of the Trust has a performance history through the date of its selection by the Managing Owner. You must consider, however, the uncertain significance of past performance, and you should not rely on the Trading Advisor’s or the Managing Owner’s records to date for predictive purposes. You should not assume that any Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Trust that is comparable to the Trading Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not underperform the past performance records included in their prospectuses.

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

Speculative and Volatile Markets Combined With Highly Leveraged Trading May Cause the Trust to Incur Substantial Losses.

The markets in which the Trust trades are speculative, highly leveraged and involve a high degree of risk. The Trading Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that the Trust will not incur such losses. Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, as does the Trust, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for the Trust. Market volatility will increase the potential for large losses. Market volatility and leverage mean that the Trust could incur substantial losses, potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

In addition to the leveraged trading described above, the Managing Owner has the ability to further increase the leverage of Registrant by allocating notional equity to the Trading Advisor (in a maximum amount of up to 20% of net asset value), which would then permit the Trading Advisor to trade the account of Registrant as if more equity were committed to such accounts than is, in fact, the case. Although the Managing Owner has the option to allocate additional notional equity to the Trading Advisor, the Managing Owner has no current plans to do so.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Trust Assets

The Trust is subject to the fees and expenses which are payable irrespective of profitability in addition to performance fees which, are payable based on the profitability of the Trust, and, as a multi-advisor fund, upon the Trading Advisor’s performance. Consequently, the expenses of the Trust could, over time, result in significant losses to your investment therein. Included in these charges are brokerage fees and operating expenses. On Registrant’s forward trading, “bid-ask” spreads are incorporated into the pricing of Registrant’s forward contracts by its counterparties in addition to the brokerage fees paid by Registrant. It is not possible to quantify the “bid-ask” spreads paid by Registrant because Registrant cannot determine the profit its counterparty is making on the forward trades into which it enters. An investor may never achieve profits.

Market Conditions May Impair Profitability

The trading systems used by certain Trading Advisors are technical, trend-following methods. The profitability of trading under this system depends on, among other things, the occurrence of significant price trends, which are sustained movements, up or down, in futures and forward prices. Such trends may not develop; there have been periods in the past without price trends. The likelihood of Interests being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, the Trading Advisor’s historic price analysis could establish positions on the wrong side of the price movements caused by such events.

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

You Cannot be Assured of the Trading Advisors’ Continued Services Which May Be Detrimental to Trust

You cannot be assured that any Trading Advisor will be willing or able to continue to provide advisory services to the Trust for any length of time. There is severe competition for the services of qualified trading advisors, and the Trust may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or the Trading Advisor may require the Trust to pay higher fees in order to be able to retain such Trading Advisor.

Limited Ability to Liquidate Your Investment

There is no secondary market for the Units. While the Units have redemption rights, there are restrictions, and possible fees assessed. For example, Units may be redeemed only as of the close of business on the last business day of a calendar month provided a request for redemption is received at least five business days prior to the end of such month excluding the last business day of the month. Transfers of Units are subject to limitations, and the Managing Owner may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Trust.

Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions, which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Periods of illiquidity have accrued from time-to-time in the past, such as in connection with Russia’s default on its sovereign debt in 1998.Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that the Trading Advisor will be able to do so. There can be no assurance that market illiquidity will not cause losses for the Trust. The large size of the positions which the Trading Advisor is expected to acquire for the Trust increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

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

Because the Trust does not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures and forward trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in the Trust does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers; while the Trust trades unprofitably.

Failure of Futures and Foreign Exchange Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Historically, managed futures and foreign exchange generally have been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, Registrant cannot be expected to be profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If the Trust does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units of the Trust and the Trust may have no gains to offset your losses from other investments.

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

The Trading Advisor may engage in some or all of its trading on behalf of the Trust on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars, the Trust will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Additionally, trading on foreign exchanges is also subject to the risk of exchange controls, expropriation, excessive taxation or government disruption. Investors could incur substantial losses from trading on foreign exchanges by the Trust to which such investors would not have been subject had the Trading Advisor limited its trading to U.S. markets.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Unitholders

The Trust is subject to actual and potential conflicts of interests involving the Managing Owner, the Trading Advisor, and various brokers and servicing agents. The Managing Owner, the Trading Advisor, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to the Trust’s business, which also presents the potential for numerous conflicts of interest with the Trust. As a result of these and other relationships, parties involved with the Trust have a financial incentive to act in a manner other than in the best interests of the Trust and its Unitholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the various Trust.

The Trust may be subject to certain conflicts with respect to its clearing broker(s), its futures broker, and any executing broker including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, purchasing opposite or competing positions on behalf of third party accounts traded through the clearing broker, the futures broker and executing brokers.

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

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN REGISTRANT; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

Failure or Lack of Segregation of Assets May Increase Losses

The Commodity Exchange Act (“CEA”) requires a futures commission merchant (“FCM”) clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the clearing broker fails to do so, the assets of the Trust might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the clearing broker’s bankruptcy, the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the clearing broker as margin) was held by the clearing broker.

In the event of the FCM’s bankruptcy, Registrant may recover a pro-rata share or none of its assets.

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

Trust Trading is Not Transparent

Trading decisions in respect of the Trust, are made by the Trading Advisor. While the Managing Owner receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to Unitholders and the Trust’s trading results are reported to the Unitholders. Accordingly, an investment in the Trust does not offer you the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers. The Managing Owner may (but is under no obligation to) provide estimated daily or weekly values to unitholders.

Lack of Independent Experts Representing Investors

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of the Trust. No counsel has been appointed to represent an investor in connection with the offering of the Units. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in the Trust.

Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

The Trust may trade foreign exchange contracts in the interbank market. Since forward contracts are traded in unregulated markets between principals, the commodity pools also assume the risk of loss from counterparty nonperformance. In the future, the Trust may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments, which combine features of a security with those of a futures contract. The dealer market for off-exchange instruments is becoming less liquid. Because there is no exchange or clearing- house for these contracts, the Trust will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, the Trust will not receive the protections, which are provided by the CFTC’s regulatory scheme.

There may be an additional risk due to the fact Registrant may trade foreign exchange contracts off-exchange and, as such, does not have protection of an exchange. There is also the additional risk that the assets held with the clearing broker for trading off-exchange foreign currencies are not required to be segregated.

Registrant may also trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.

Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

The Trading Advisor may trade its program by entering into spot and forward transactions involving currencies with United States and foreign banks and currency dealers. As with the risks involved in forward contracts (see above), trading in spot and forward foreign exchange transactions is not regulated by the CFTC and such contracts are not traded on or guaranteed by an exchange or its clearing house.

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

Registrant is subject to Speculative Position Limits

The CFTC and U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum position in certain futures interests contracts that may be held or controlled by any one person or group. Therefore, the Trading Advisor may have to reduce the size of its position in one or more futures contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of Registrant.

Reliance on the Trading Advisor to Trade Successfully

The Trading Advisor is responsible for making all futures, forwards, and options trading decisions on behalf of Registrant. The Managing Owner has no control over the specific trades the Trading Advisor makes, leverage used, risks and/or concentrations assumed or whether the Trading Advisor will act in accordance with the disclosure documents or descriptive materials furnished by them to the Managing Owner. The Managing Owner can provide no assurance that the trading programs employed by the Trading Advisor will be successful.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Registrant does not own or use any physical properties in the conduct of its business. Registrant’s only place of business is the place of business of the Managing Owner.

Certain administrative services are provided by Spectrum Global Fund Administration, L.L.C., Registrant’s administrator (the “Administrator”), which is located at 33 West Monroe, Suite 1000, Chicago, IL 60603.

Item 3.	Legal Proceedings

There are no material proceedings pending by or against Registrant or the Managing Owner.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On January 5, 1995, Registrant completed its initial offering and on August 31, 1996 the continuous offering period expired. A significant secondary market for the Limited Interests has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interestholder to transfer Interests. However, Interests may be redeemed as of the last business day of any calendar quarter at the then current net asset value per Interest. Consequently, holders of Interests may not be able to liquidate their investments in the event of an emergency or for any other reason.

There are no material restrictions upon Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

As of January 31, 2009, there were 375 holders of record owning 44,420.3842 Interests, which include 451 General Interests.

Item 6.	Selected Financial Data

The following table presents selected financial data of Registrant. This data should be read in conjunction with the financial statements of Registrant and the notes thereto on pages 6 through 16 of Registrant’s 2008 Annual Report, which is filed as an exhibit here to.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Total revenues (including interest)	$2,787,930	$2,045,248	$817,235	$1,226,876	$559,273
Net income (loss)	$1,138,501	$585,390	$(679,505)	$(517,955)	$(1,749,866)
Net income (loss) per weighted average Interest	$25.03	$11.17	$(10.10)	$(6.49)	$(19.52)
Total assets	$11,732,797	$11,365,592	$14,369,565	$17,739,364	$20,833,363
Net asset value per Interest	$260.16	$235.63	$222.71	$232.38	$237.65

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For a further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit herewith.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders.

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Revenues—Unrealized in the Statements of Operations. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters and/or Super Derivatives who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Registrant has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. All tax years which are statutorily open are subject to examination by the appropriate taxing authorities. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. The adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in Registrant’s financial statements. $0 or 0.00% of Registrant’s investments at December 31, 2008 are classified as Level 1 or Level 3 and $11,561,900 or 100.00% are classified as Level 2 using the fair value hierarchy of SFAS 157. $0 or 0.00% of Registrant’s investments at December 31, 2007 are classified as Level 1 or Level 2 and $11,055,308 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157.

Investments classified as Level 2 and Level 3 under SFAS 157 represent the Registrant’s investment in the Trading Vehicle and are valued monthly at the net asset value as reported by the Trading Vehicle. The Trading Vehicle’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Trading Vehicle’s assets and liabilities which require management judgment or estimation were not material to the Registrant’s financial statements and therefore the Registrant’s investment in the Trading Vehicle should be classified as Level 2 at December 31, 2008. A table presenting the changes in the

Level 2 and Level 3 fair value categories for the years ended December 31, 2008 and 2007 is provided in Note 5 of Registrant’s financial statements included in Registrant’s 2008 Annual Report. Of the $1,985,705 and $1,442,225 of gains for the years ended December 31, 2008 and 2007, respectively, reported on Level 2 and Level 3 investments in Note 5, $(94,690) and $283,249, respectively, represent a change in unrealized gain (loss) allocated from the Trading Vehicle on Registrant’s statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of FAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Managing Owner evaluated the impact of adopting FSP 157-3 on Registrant’s financial statements. The adoption of this standard did not have an impact on the Registrant’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner evaluated the impact of adopting SFAS 159 on Registrant’s financial statements. The Registrant adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Registrant’s financial statements, as the Registrant did not elect the fair value option for any eligible financial assets or liabilities

In April 2007, the FASB released FASB Staff Position FIN No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. The Managing Owner evaluated the impact of adopting FSP FIN 39-1 and its impact on the Registrant’s financial statements. The adoption of this standard did not have an impact on the Registrant’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Managing Owner evaluated the impact of adopting SFAS 161 and its impact on the Registrant’s financial statements. The adoption of this standard is not expected to have an impact on the Registrant’s financial statements

Liquidity and Capital Resources

Registrant commenced operations on January 5, 1995 with gross proceeds of $25,262,800 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant through August 31, 1996 resulted in additional gross proceeds to Registrant of $41,129,100. The continuous offering period ended on August 31, 1996.

The Trust Agreement provides that an Interest holder may redeem its Interests as of the last business day of any calendar quarter at the then current net asset value per Interest. Redemptions of Limited Interests for the years ended December 31, 2008, 2007 and 2006 were $571,494, $2,531,444 and $3,127,780, respectively. Redemptions of General Interests for the years ended December 31, 2008, 2007 and 2006 were $7,971, $35,880 and $26,319, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At December 31, 2008, 100.05% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities (through its investment in the Trading Vehicle), Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures and forward contracts (through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts through its investment in the Trading Vehicle, see Note 7 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit herewith.

Market Overview

Following is a market overview for the years ended December 31, 2008, December 31, 2007 and December 31, 2006:

The Year Ended December 31, 2008

2008 was a watershed year for the world economy and the financial industry. It marked the end of an era for the world economy—an era of rising leverage, bloated balance sheets, inflated asset valuations, and above all, a dangerously unbalanced international economic and financial arrangement that was heavily reliant on the American consumer as the buyer of last resort. The financial market upheavals of the past year, rivaled only by those of the Great Depression, smashed the aging edifice of the old era. The pain was all the more acute for the financial sector, where the yearlong nightmare was topped off by the eruption of the Bernie Madoff scandal. Thanks to the dramatic monetary and fiscal policy moves worldwide, most notably by the US Federal Reserve, the US is unlikely to repeat the Depression of the 1930’s. However, the liquidity environment is likely to remain challenged and a sustainable economic recovery may well not begin until 2010.

The US economic data reported throughout the year were horrendous. The US economy lost 2.6 million jobs in 2008, the most since 1945. Of these, 1.9 million jobs were lost in the last few months of the year. The unemployment rate jumped to over 7% to end the year, which is the highest it has been in sixteen years. The latest reported US housing prices showed a drop of over 15% from January 2008 through October 2008 and a 30% decline from January 2007 through October 2008 was reported. At year end, housing starts were at the lowest levels in 50-years and housing permits, one of the leading economic indicators, were at 27-year lows. Retail sales struggled through 2008 and capped the year with one of the worst holiday seasons on record.

According to the Merrill Lynch Index, treasuries of all maturities combined returned almost 15% in 2008. The Federal Reserve added additional liquidity and slashed the Federal Discount Rate to a 0.0% - 0.25% range during December. For the first half of the year, the Federal Reserve Open Market Committee lowered rates in attempts to improve market conditions due to the sub-prime mortgage crisis. Additional rate reductions were geared to stimulate the economy in the face of the global credit crisis as numerous financial institutions announced faltering operations during the last few months of 2008. As a result, the Discount Rate and Federal Funds Rate decreased over 4% throughout the year.

As the housing and credit markets around the globe crumbled, the world’s central banks worked collaboratively and lowered key rates throughout 2008. The Bank of England, faced with a deepening banking crisis and recession, lowered their rate by approximately 3.5% throughout the year. Even the President of the European Central Bank (“ECB”), Jean Claude Trichet, had to abandon his long term hawkish stance as the ECB lowered rates to 2.0% by year end. The scene was all too familiar in Asia as the Peoples Bank of China and the Bank of Japan lowered rates in 2008.

Currencies: The Dollar Index, which measures the US unit against a basket of other currencies, capped off the year by gaining roughly 6%. The greenback’s most noteworthy gains were concentrated on the euro, pound and Australian and New Zealand dollars. The US dollar continued to decline versus the Japanese yen in December and fell approximately 19% for the year, the largest decline in more than twenty years. Japan appeared to be significantly less exposed to the credit crisis compared to the US, England, European Union, China and other nations as the yen witnessed gains across the board in 2008. Though the euro lost value versus the US dollar in 2008, it ended the year with record performance versus the pound. The pound was the weakest among major currencies versus the US dollar with an approximate 27% slide during the year.

Energies: After crude reached a record high close of over $145 a barrel on July 3, the deleveraging and a severe drop off in demand caused the price of crude to plummet. Within the Dow Jones AIG Commodity Index (“DJAIG”) crude was one of the worst performing sectors in 2008, posting losses in excess of 50% by closing the year near $45 a barrel. Crude continued to slide despite significant OPEC (Organization of the Petroleum Exporting Countries) supply decreases in September, in October and again in December. Heating oil and reformulated gasoline had similar 2008 price trends. Reformulated gasoline posted the worst performance within the DJAIG with losses amounting to roughly 60% for the year. Natural gas witnessed handsome returns through July as the price of domestic natural gas surged from the first quarter and rallied over 70% for the year. However, like other commodities, the global economic malaise caused demand to drop off considerably leading to dramatic price reductions throughout the second half of the year. The dispute between Russia and the Ukraine, which disrupted the supply of natural gas to Central and Eastern Europe during December, had little impact on price. Within the DJAIG, natural gas realized a loss near 25% for the year, which was the best performance for all energies within the Index.

Agriculturals: Wheat, corn, soybeans and cotton ended the year with strong overall returns for December but all suffered rather disappointing returns for the year. Overall for 2008, wheat, corn, soybeans and cotton ended the period down approximately 31%, 11%, 19% and 28%, respectively, within the DJAIG. Wheat gained early in the year on fears of feed grain shortage but record annual harvest, followed by the wheat deleveraging that occurred in the second half of the year due to the global financial meltdown, led to increased supplies plaguing silos across the globe. The ethanol story, the growing potential of an eventual global food shortage and capital flows into commodities, were all factors behind corn’s rally in the first half of 2008 that seemed to disappear in the third and fourth quarters of the year. Despite excessive precipitation across the central bean belt and increased demand from China, which lent support for soybeans’ performance realized during the first and second quarters, all gains were erased in the third and fourth quarters.

Indices: The global equity performance for 2008 in general can be described as dreadful. The year started off poorly and the markets just got worse. Many market participants fell victim to forced selling as massive capital outflows continued through year end. The global credit crisis and the recession worsened, but a flake of relief emerged as central banks worked collaboratively and lowered key rates, added substantial liquidity and enacted stimulus packages during the final months of the year with more promised for 2009. The result for the major US indices was a modest advance in December as the Dow Jones Industrial Average posted a slight gain; however, it ended the year down approximately 34%. The S&P 500 ended December with an advance but posted an approximate 37% loss for the year. For December, the NASDAQ recorded positive overall performance but technology stocks were a major victim of the global economic collapse and realized an approximate 40% loss for the year. In Europe, the DAX and CAC witnessed positive performance in December; however, they posted losses of approximately 40% and 43%, respectively, for the year. The London FTSE and Russian equities finished December and the year with negative returns. The three majors in Asia — the Nikkei, Hang Seng and Kospi — ended 2008 on a rally but down considerably for the year. Australia and New Zealand witnessed steep losses in 2008 as well. The Latin American block was hit hard by the economic meltdown as the Mexican Bolsa Index and the Brazilian Bovespa Stock Index closed the year down considerably.

Metals: Gold posted strong performance as the precious metal advanced approximately 8% in December and finished 2008 up almost 5%. Asian and geopolitical buying, flight-to-safety, strong European dealer demand and small losses in the US Dollar Index all factored into gold’s run in December. Silver, platinum and palladium all recorded gains in December; however, silver posted large losses within the DJAIG on the year. Among base metals, 2008 was a terrible year across the board. The global housing and commercial real-estate market collapse and the looming economic recession caused demand for these metals to grind to a halt. Also, large inventories of these metals drove the prices down further. Within the DJAIG, aluminum, zinc, copper and nickel wrapped up the year down approximately 36%, 49%, 54% and 55%, respectively.

Softs and Livestock: Sugar featured a relatively quiet December and lost about 1% overall for the month as abundant supply prevailed. However, sugar was the leading commodity in the DJAIG and witnessed an overall gain of over 9% for the year. Coffee and cocoa ended a miserable year with negative overall performance. As the global economy worsened, beef demand continued to fall, resulting in cattle prices dropping by a disappointing 12% within the DJAIG for the year. Hogs were one of the few sectors within the DJAIG to cap the year with overall positive returns. Demand increases, mainly in China, drove hog prices up over 5% in 2008 within the DJAIG.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 are presented below.

The Year Ended December 31, 2008

Currencies: (+) Registrant experienced a majority of its gains in the Swiss franc, Canadian dollar, euro and British pound. The majority of losses were seen in the South African rand and New Zealand dollar.

Energies: (+) Registrant experienced gains in reformulated gasoline, heating oil, brent crude, crude oil and gas oil. Losses incurred in natural gas.

Grains: (+) Registrant experienced gains in cotton, corn and soybeans. Losses incurred in wheat.

Indices: (+) Registrant experienced a majority of its gains in the DJ Stoxx 50, S&P 500, DAX and Nikkei. Losses were made in the NASDAX 100.

Interest Rates: (+) Registrant experienced a majority of its gains in US Treasury Notes, Eurodollar and the German Bund and BOBL. The majority of losses were incurred in Euroyen Tiffe and Canadian bonds.

Meats: (-) Registrant experienced gains in feeder cattle and live hogs. Losses were incurred in live cattle.

Metals: (+) Registrant experienced gains in gold, zinc and platinum. Losses were incurred in copper and aluminum.

Softs: (-) Registrant experienced gains in coffee and cocoa. Losses were incurred in sugar.

The Year Ended December 31, 2007

Currencies: (+) Registrant’s investments in this sector experienced a majority of its losses in Japanese yen, Mexican peso, Japanese yen versus the euro, Swiss franc and South African rand. The majority of gains were experienced in the euro, Canadian dollar, Brazilian real, Australian dollar and the euro versus the Japanese yen.

Energies: (+) Registrant’s investments in this sector experienced losses in gasoline and heating oil. Gains were made in crude oil, gas oil and natural gas.

Grains: (+) Registrant’s investments in this sector experienced losses in corn and cotton. Gains were made in soybean oil, canola oil, wheat, soybean meal and soybeans.

Indices: (-) Registrant’s investments in this sector experienced a majority of its losses in the FTSE 100, Nikkei, Taiwan, Hang Seng and the CAC 40 indices. The majority of gains were made in the Australian All Ordinaries, DAX and the Mid Cap 400 indices.

Interest Rates: (+) Registrant’s investments in this sector experienced a majority of its losses in Australian bonds, Australian Bank Bills and Eurodollars. The majority of gains were made in Short Sterling, Japanese Government Bonds, British Gilt and U.S. Treasury Notes.

Meats: (+) Registrant’s investments in this sector experienced losses in feeder cattle. Gains were made in live cattle and live hogs.

Metals: (+) Registrant’s investments in this sector experienced losses in copper, aluminum, zinc and silver. Gains were made in gold, lead, nickel and platinum.

Softs: (-) Registrant’s investments in this sector experienced losses in cocoa and coffee. Gains were made in sugar.

The Year Ended December 31, 2006

Currencies: (-) Registrant’s revenue from the currency sector was down for the year, with a majority of the losses coming from long and short positions in the Euro, Norwegian Krone and Swiss Franc.

Energies: (-) Registrant’s revenue from The energy sector was down for 2006. The majority of the losses were from long and short positions in crude oil and heating oil.

Grains: (-) Registrant’s revenue from the grain sector was down for the year, with a majority of the losses coming from long and short positions in corn, wheat and soybean oil.

Indices: (+) Registrant’s revenue from the sector was positive for 2006 primarily due to long positions in the DAX, the IBEX and the Hang Seng indices.

Interest Rates: (+) Registrant’s revenue from the sector was up for the year, with a majority of the gains coming from short positions in the Eurodollar, Short Sterling and Euribor.

Metals: (+) Registrant’s long positions in gold, aluminum and zinc contributed to a gain in Registrant’s revenue from the sector for 2006.

Softs: (-) Registrant’s revenue from the sector was down for the year, with losses from long and short positions in cocoa and cattle.

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of December 31, 2008, was $260.16, an increase of 10.41% from the December 31, 2007 Net Asset Value per Interest of $235.63, which was an increase of 5.80% from the December 31, 2006 Net Asset Value per Interest of $222.71 which was a decrease of 4.16% from the December 31, 2005 Net Asset Value per Interest of $232.38. The CISDM CPO Asset Weighted Index (formerly known as the Zurich Fund/Pool Qualified Universe Index) returned 16.29%, 8.55% and 8.30% for the years ended December 31, 2008, 2007 and 2006, respectively. The CISDM CPO Asset Weighted Index is the dollar weighted, total return of all commodity pools tracked by Managed Account Reports, LLC. Past performance is not necessary indicative of future results.

Registrant’s average net asset level during the year ended December 31, 2008 was approximately $11,409,000, a decrease of approximately $258,000 as compared to the year ended December 31, 2007 primarily due to the effects of redemptions. Registrant’s average net asset level during the year ended December 31, 2007 was approximately $11,667,000, a decrease of approximately $3,511,000 as compared to the year ended December 31, 2006 primarily due to the effects of redemptions. Registrant’s average net asset level during the year ended December 31, 2006 was approximately $15,178,000, a decrease of approximately $2,637,000 as compared to the year ended December 31, 2005 primarily due to the effects of redemptions and negative trading performance.

Registrant’s trading gains before commissions and other chargers were approximately $2,651,000, $1,560,000 and $67,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during the year ended December 31, 2008 was approximately $137,000, a decrease of approximately $349,000 as compared to the year ended December 31, 2007 primarily due to a decrease in average net assets discussed above and declining short term interest rates. Interest income during the year ended December 31, 2007 was approximately $486,000, a decrease of approximately $265,000 as compared to the year ended December 31, 2006 primarily due to a decrease in average net assets discussed above. Interest income during the year ended December 31, 2006 was approximately $751,000, an increase of approximately $167,000 as compared to the year ended December 31, 2005 primarily due to increased short-term interest rates, which more than offset the decrease in average net assets discussed above.

Administrative services are calculated on Registrant’s Net Asset Value at the beginning of each month and, therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Administrative services and other transaction fees during the year ended December 31, 2008 were approximately $886,000, a decrease of approximately $23,000 as compared to the year ended December 31, 2007 primarily due to a decrease in average net assets discussed above. Administrative services and other transaction fees during the year ended December 31, 2007 were approximately $909,000, a decrease of approximately $282,000 as compared to the year ended December 31, 2006 primarily due to a decrease in average net assets discussed above. Administrative services and other transaction fees during the year ended December 31, 2006 were approximately $1,191,000, a decrease of approximately $197,000 as compared to the year ended December 31, 2005 primarily due to a decrease in average net assets discussed above.

Management fees are calculated on the Net Asset Value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by trading performance and redemptions. Management fees during the year ended December 31, 2008 were approximately $235,000, a decrease of approximately $3,000 as compared to the year ended December 31, 2007 primarily due to a decrease in average net assets discussed above. Management fees during the year ended December 31, 2007 were approximately $238,000, a decrease of approximately $68,000 as compared to the year ended December 31, 2006 primarily due to a decrease in average net assets discussed above. Management fees during the year ended December 31, 2006 were approximately $306,000, a decrease of approximately $51,000 as compared to the year ended December 31, 2005 primarily due to a decrease in average net assets discussed above.

General and administrative expenses net of any reimbursement from the Managing Owner for the years ending December 31, 2008, 2007 and 2006 were approximately $60,000, $57,000 and $0, respectively. These expenses charged to Registrant through its investment in the Trading Vehicle include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Reimbursement received by the Registrant from the Managing Owner totaled approximately $23,000, $0 and $0 for the years ended December 31, 2008, 2007 and 2006. Reimbursement in 2008 represents the Registrant’s pro-rata allocation of the Spectrum Global Fund Administration administrative fee from the Trading Vehicle.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees of approximately $469,000, $256,000 and $0 were incurred for the years ended December 31, 2008, 2007 and 2006, respectively.

Inflation

Inflation has had no material impact on operations or on the financial condition of Registrant from inception through December 31, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor (through its investment in the Trading Vehicle) and the Managing Owner are calculated as a fixed percentage of the Trading Vehicle and Registrant’s Net Asset Value, respectively. Incentive fees payable by the Registrant to the Trading Advisor (through its investment in the Trading Vehicle) are at a fixed rate, calculated as a percentage of the Trading Vehicle’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit herewith.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 3 through 5 of Registrant’s 2008 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2008 and 2007 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:
Total revenues (including interest)	$1,503,615	$811,654	$(812,403)	$1,285,064

Total revenues (including interest) less commissions administrative services and transaction fees	$1,281,210	$584,575	$(1,032,390)	$1,068,584

Net income (loss)	$933,916	$369,200	$(1,097,730)	$933,115

Net income (loss) per weighted average interest	$20.07	$8.04	$(24.28)	$20.88

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007:
Total revenues (including interest)	$(941,296)	$1,730,898	$587,164	$668,482

Total revenues (including interest) less commissions administrative services and transaction fees	$(1,190,777)	$1,503,920	$372,119	$451,320

Net income (loss)	$(1,257,913)	$1,355,600	$231,105	$256,598

Net income (loss) per weighted average interest	$(21.87)	$25.12	$4.66	$5.39

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and Registrant has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9AT.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

In designing and evaluating Registrant’s disclosure controls and procedures, the Managing Owner recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can prove absolute assurance that all control issues and instances of fraud, if any, within Registrant have been detected.

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of December 31, 2008. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2008, Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control - Integrated Framework” issued by COSO, the Managing Owner concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2008.

There are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention of overriding controls. Because of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2008 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management’s report in its 2008 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Mr. Bala Kasturi (born 1964), Senior Vice President and Director of Risk Management , joined the Managing Owner in March 2006. He is responsible for investment analytics and portfolio/risk management and collaborates on manager due diligence and analytics. Mr. Kasturi is a member of the Investment Committee. From January 2002 through January 2004, Mr. Kasturi served as a Managing Partner and Portfolio Manager at Vega Asset Management USA LLC and from January 2004 to July 2005, he served as Managing Partner and Portfolio Manager of the Taurus Global Macro Fund at VegaPlus Capital Partners USA LLC. Prior to joining VegaPlus, Mr. Kasturi was a macro fund manager at Bankers Trust/Deutsch Asset Management from January 2000 through December 2001 for the DB Global Macro Fund where he developed quantitative models for valuation and trading across all asset classes and strategies. From October 1997 through December 2000, he was Portfolio Manager at Bankers Trust for a global fixed income fund. Mr. Kasturi worked at Tiger Management from March 1993 through October 1997 as a Risk Manager, where he developed market risk systems and was a member of the Risk Management Committee. Mr. Kasturi has an undergraduate degree in Commerce from Osmania University in India, an MBA from Northeast Louisiana University and a MS in Computer Science from Ballarat University in Australia.

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

Mr. Gordon Nicholson (born 1965), Vice President and Senior Research Analyst, graduated from John Abbott College in 1985 with a Diploma of Collegiate Studies - Pure and Applied Sciences; from Bishop’s University in 1988 with a B.A. in Political Science and Economics and from Vermont Law School in 1993 with a J.D. Mr. Nicholson is also a Certified Financial Advisor and Chartered Alternative Investment Analyst. Mr. Nicholson joined the Kenmar Group in June 2005 and currently serves as Vice President, Director and Senior Research Analyst for the Managing Owner. Mr. Nicholson is a Member of Registrant’s Investment Committee. Previously, he was the Manager – Credit and Pricing, at Bombardier, Inc., a manufacturer of planes and trains, where he held positions of increasing responsibility from April 2003 to June 2005. Prior to that, from July 2002 to April 2003, he was a Senior Credit Analyst at Bombardier Capital, Inc., an asset management firm.

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

As of January 31, 2009, Preferred owns 451 General Units in Registrant. As of January 31, 2009, all of Preferred’s stock is owned indirectly and equally by Messrs. Goodman and Shewer, Preferred’s sole directors.

As of January 31, 2009, the following officers of the Managing Owner are deemed to own beneficially the following number of Interests issued by Registrant:

Title of Class	Name and Addresses of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Interests	Marc S. Goodman 900 King Street, Suite 100 Rye Brook, New York 10573	451 General Interests (*)	100%
General Interests	Kenneth A. Shewer 900 King Street, Suite 100 Rye Brook, New York 10573	451 General Interests (*)	100%
General Interests	Esther E. Goodman 900 King Street, Suite 100 Rye Brook, New York 10573	451 General Interests (**)	100%

(*)	These Interests are held indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of his pecuniary interest therein.

(**)	These Interests are held by the Beneficial Owner’s spouse indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of her pecuniary interest therein.

As of January 31, 2009, no Interestholder beneficially owned more than five percent (5%) of the outstanding Limited Interests issued by Registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between Registrant and the directors or officer of the Managing Owner.

Reference is made to Notes 1, 3 and 4 to the financial statements in Registrant’s 2008 Annual Report which is filed as an exhibit hereto, which identifies the related parties and discusses the services provided by these parties and the amounts paid or payable for their services.

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

(a) Audit Fees

Fees for audit services performed by Eisner totaled approximately $41,000 and $28,000 for 2008 and 2007, respectively, including fees associated with the review of Registrant’s quarterly reports on Form 10-Q. Fees for audit services performed by D&T totaled approximately $22,000 and $58,000 for 2007 and 2006, respectively, including fees associated with the annual audit and the reviews of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by Eisner for 2008 totaled $0. The audit-related fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled $0. The audit-related fees billed to Registrant by D&T for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0.

(c) Tax Fees

There were no fees for tax services performed by, or billed to the Registrant by Eisner for 2008 and 2007.

(d) All Other Fees.

The other fees billed to Registrant by D&T for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0. The other fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled $0. The other fees billed to Registrant by Eisner for December 31, 2008 totaled $0.

PART IV

Annual Report Page Number
Item 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements and Report of Independent Registered Public Accounting Firm incorporated by reference to Registrant’s 2008 Annual Report which is filed as an exhibit hereto

	Report of Independent Registered Public Accounting Firm – Eisner LLP	1

	Report of Independent Registered Public Accounting Firm – Deloitte and Touche L.L.P.	2

Financial Statements:

	Statements of Financial Condition – December 31, 2008 and 2007	3

	Statements of Operations – Years ended December 31, 2008, 2007 and 2006	4

	Statements of Changes in Trust Capital – Years ended December 31, 2008, 2007 and 2006	5

	Notes to Financial Statements	6 –16

2.	Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

3.	Exhibits

Description:

4.1	Third Amended and Restated Declaration of Trust Agreement of Diversified Futures Trust I dated as of December 1, 2008 (filed herewith)

4.2	Subscription Agreement (incorporated by reference to Exhibit C to Registrant’s Registration Statement on Form S-1, File No. 33-81534, dated as of September 13, 1994)

4.3	Request for Redemption (incorporated by reference to Exhibit D to Registrant’s Registration Statement on Form S-1, File No. 33-81534, dated as of September 13, 1994)

4.4	The Privacy Notices of the Managing Owner dated January 2009 (filed herewith)

10.1	Escrow Agreement, dated September 14, 1994, among Registrant, Prudential Securities Futures Management Inc., Prudential Securities Incorporated and The Bank of New York (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1994)

10.2	Brokerage Agreement, dated as of January 4, 1995, between Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on Form 10-K for the period ended December 31, 1994)

10.3	Advisory Agreement dated as of September 13, 1994 among Registrant, Prudential Securities Future Management, Inc., and John W. Henry & Co., Inc. (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the period ended period ended September 30, 1994)

10.4	Representation Agreement Concerning the Registration Statement and the Prospectus, dated as of September 13, 1994 among Registrant, Prudential Securities Futures Management, Inc., Prudential Securities Inc., Wilmington Trust Company and John W. Henry & Company, Inc. (incorporated by reference to Exhibit10.4 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1994)

10.5	Net Worth Agreement, dated as of September 13, 1994 between Prudential Securities Futures Management, Inc. and Prudential Securities (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1994)

10.6	Secured Demand Note, dated as of January 4, 1995 between Prudential Securities Group, Inc. and Prudential Securities Futures Management Inc. (incorporated by reference to Exhibit 10.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.7	Secured Demand Note Collateral Agreement, dated as of January 4, 1995, between Prudential Securities Futures Management Inc. and Prudential Securities Group Inc.(incorporated by reference to Exhibit 10.7 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.8	Form of Foreign Currency Addendum to Brokerage Agreement between Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1996)

10.9	Amendment to Advisory Agreement, dated October 1, 2000, among Registrant, Prudential Securities Futures Management, Inc. and John W. Henry & Company, Inc. (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000

10.10	Advisory Agreement, dated as of February 14, 2003, among Registrant, Prudential Securities Futures Management Inc., and Aspect Capital Limited (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on 10-K for the year ended December 31, 2002)

10.11	Advisory Agreement, dated as of February 7, 2003, among Registrant, Prudential Securities Futures Management, Inc., and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.12	Advisory Agreement, dated as of February 3, 2003, among Registrant, Prudential Securities Futures Management Inc., and Appleton Capital Management Limited (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.13	Service Agreement among Registrant, Prudential Securities Futures Management Inc. and Wachovia Securities, LLC dated as of July 1, 2003 (incorporated by reference to Exhibit 10.13 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.14	Novation letter among Registrant, Trading Advisor and Managing Owner dated September 14, 2004 (incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.15	Letter Agreement Amending and Restating Brokerage Agreements between the Managing Owner and Prudential Financial Derivatives, LLC dated October 1, 2004 (incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.16	Advisory Agreement among the Managing Owner, WCM Pool LLC and Winton Capital Management Limited dated November 20, 2006 (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.17	WCM Pool LLC Organization Agreement dated November 20, 2006 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.18	Administrative Service Agreement between WCM Pool LLC and Preferred Investment Solutions Corp. dated November 20, 2006 (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.19	Amendment No. 1 to WCM Pool LLC Organization Agreement dated March 30, 2007 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.20	Services Agreement between Spectrum Global Fund Administration, L.L.C. and Registrant dated May 23, 2007 (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.21	Amendment No. 1 to Services Agreement between Spectrum Global Fund Administration, L.L.C. and Registrant dated January 1, 2009 (filed herewith)

13.1	Registrant’s 2008 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in Registrant’s 2008 Annual Report is to be deemed filed as part of this report) (filed herewith)

14.1	Preferred Investment Solutions Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of October 13, 2008

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(b)	Report on Form 8-K – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year; Financial Statements and Exhibits, dated December 1, 2008 (incorporated by reference)

[Remainder of page intentionally left blank]

DIVERSIFIED FUTURES TRUST I

ANNUAL REPORT

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Limited Owners of

Diversified Futures Trust I

We have audited the accompanying statements of financial condition of Diversified Futures Trust I (the “Trust”) as of December 31, 2008 and 2007, and the related statements of operations and changes in trust capital and the financial highlights for the years ended December 31, 2008 and 2007. These financial statements and the financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Diversified Futures Trust I at December 31, 2008 and 2007, and the results of its operations and changes in its trust capital and financial highlights for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

EISNER LLP

New York, New York

March 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Limited Owners of

Diversified Futures Trust I

We have audited the statements of operations and changes in trust capital for the year ended December 31, 2006 of Diversified Futures Trust I (the “Trust”). These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in trust capital of Diversified Futures Trust I for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

New York, New York

March 28, 2007

DIVERSIFIED FUTURES TRUST I

STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash	$29,574	$5,805
Redemptions receivable from WCM Pool LLC	139,679	304,479
Investment in WCM Pool LLC, at fair value (100.05% and 100.53% of net asset value, respectively)	11,561,900	11,055,308
Receivable from Managing Owner	1,644	0

Total assets	$11,732,797	$11,365,592

LIABILITIES
Redemptions payable	$139,702	$302,152
Administrative services	36,869	66,250

Total liabilities	176,571	368,402

TRUST CAPITAL (Net Asset Value)
Limited Interests (43,969.385 and 46,189.067 interests outstanding) at December 31, 2008 and 2007, respectively.	11,438,896	10,883,382
General Interests (451 and 483 interests outstanding) at December 31, 2008 and 2007, respectively.	117,330	113,808

Total trust capital (Net Asset Value)	11,556,226	10,997,190

Total liabilities and trust capital	$11,732,797	$11,365,592

Net Asset Value per Limited and General Interest

2008	December 31, 2007	2006
$260.16	$235.63	$222.71

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
NET LOSS FROM TRUST OPERATIONS
REVENUES
Realized	$0	$52,467	$150,177
Change in unrealized	0	(71,943)	(83,560)
Interest income	88	23,389	750,618

Total revenues	88	3,913	817,235

EXPENSES
Administrative services	868,180	860,445	1,190,211
General and administrative	1,900	303	0
Management fees	0	0	306,529

Total expenses	870,080	860,748	1,496,740

WCM Pool LLC administrative expenses borne by the Managing Owner and its affiliates	(22,788)	0	0

Net expenses	847,292	860,748	1,496,740

NET LOSS FROM TRUST OPERATIONS	(847,204)	(856,835)	(679,505)

NET INCOME ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	2,745,933	1,295,747	0
Change in unrealized	(94,690)	283,249	0
Interest income	136,599	462,339	0

Total revenues	2,787,842	2,041,335	0

EXPENSES
Brokerage commissions and other transaction fees	17,771	48,221	0
Management fees	234,851	238,246	0
Incentive fees	468,887	255,978	0
General and administrative	80,628	56,665	0

Total expenses	802,137	599,110	0

NET INCOME ALLOCATED FROM WCM POOL LLC	1,985,705	1,442,225	0

NET INCOME (LOSS)	$1,138,501	$585,390	$(679,505)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average Limited and General Interest	$25.03	$11.17	$(10.10)

Weighted average number of Limited and General Interests outstanding	45,492	52,426	67,293

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Years Ended December 31, 2008, 2007 and 2006

	Interests	Limited Interests	General Interests	Total
Trust capital at December 31, 2005	72,350.736	$16,635,191	$177,537	$16,812,728
Redemptions	(14,072.176)	(3,127,780)	(26,319)	(3,154,099)
Net loss for the year ended December 31, 2006		(672,157)	(7,348)	(679,505)

Trust capital at December 31, 2006	58,278.560	12,835,254	143,870	12,979,124
Redemptions	(11,606.493)	(2,531,444)	(35,880)	(2,567,324)
Net income for the year ended December 31, 2007		579,572	5,818	585,390

Trust capital at December 31, 2007	46,672.067	10,883,382	113,808	10,997,190
Redemptions	(2,251.682)	(571,494)	(7,971)	(579,465)
Net income for the year ended December 31, 2008		1,127,008	11,493	1,138,501

Trust capital at December 31, 2008	44,420.385	$11,438,896	$117,330	$11,556,226

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note 1.       ORGANIZATION

A.	General Description of the Trust

Diversified Futures Trust I (the “Trust”) was organized under the Delaware Statutory Trust Act on May 18, 1994 and will continue until December 31, 2020 unless terminated sooner under the provisions of the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust was formed to engage in the speculative trading of commodity futures and forward contracts. The Trust’s trustee is Wilmington Trust Company. Preferred Investment Solutions Corp. (“Preferred” or “Managing Owner”), is the managing owner of the Trust.

Effective January 1, 2007, Preferred terminated the Trading Advisor Agreements with Aspect Capital Limited and Graham Capital Management, L.P., and the Trust contributed its net assets to WCM Pool LLC (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. The sole members of the Company are the Trust, Futures Strategic Trust (“FST”) and Kenmar Global Trust (“KGT”) as of December 31, 2008. Preferred is the Managing Owner of FST and KGT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forward contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Trust’s financial statements.

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

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 1.       ORGANIZATION (CONTINUED)

C.	The Offering (Continued)

Effective December 1, 2008, in accordance with the Third Amended and Restated Declaration of Trust and Trust Agreement, the Managing Owner is no longer required to maintain at least a 1% interest in the Trust so long as it is acting as the Managing Owner.

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

On December 31, 2006, the Managing Owner terminated the trading advisor agreements with Aspect and Graham and allocated those assets of the Trust to the Company, effective January 1, 2007. The trading advisor of the Company is Winton Capital Management (“Winton”). The members of the Company, through their investment in the Company, pay Winton a 2% per annum management fee that is accrued and paid monthly. In addition, the members of the Company, through their investment in the Company, pay Winton a 20% incentive fee, accrued monthly and paid quarterly, based on “New High Net Trading Profits”.

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

Commodity futures and forward transactions are reflected on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation FIN No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Trust for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred. Additionally, the Trust indirectly earned income or loss through investments in the Company (see Note 5).

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The weighted average number of Limited and General Interests outstanding was computed for purposes of disclosing net income (loss) per weighted average Limited and General Interest. The weighted average Limited and General Interests are equal to the number of Interests outstanding at year end, adjusted proportionately for Interests redeemed based on their respective time outstanding during such year.

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

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trust recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Trust has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. All tax years which are statutorily open are subject to examination by the appropriate taxing authorities. Preferred, as Managing Owner of the Trust, evaluated the impact of adopting FIN 48 on the Trust’s financial statements. The adoption of FIN 48 had no material impact on the Trust, as the Trust’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

December 31, 2008

Note 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The Trust adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to certain assets and liabilities required to be carried at fair value (investments) in these financial statements.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Investment in WCM Pool LLC, at fair value	$0	$11,561,900	$0	$11,561,900
Transfers in (out)	$0	$11,561,900	$(11,561,900)	$0

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Investment in WCM Pool LLC, at fair value	$0	$0	$11,055,308	$11,055,308

Investments classified as Level 2 and Level 3 under SFAS 157 represent the Trust’s investment in the Company and are valued monthly at the net asset value as reported by the Company. The Company’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. Preferred determined that certain of the
Company’s assets and liabilities which require management judgment or estimation were not material to the Trust’s financial statements and therefore, the Trust’s investment in the Company should be classified as Level 2 at
December 31, 2008. A table presenting the changes in the Level 2 and Level 3 fair value categories for the years ended December 31, 2008 and 2007 is included in Note 5 of these financial statements. Of the $1,985,705 and
$1,442,225 of gains for the years ended December 31, 2008 and 2007, respectively, reported on Level 2 and Level 3 investments in Note 5, $(94,690) and $283,249, respectively, represent a change in unrealized gain (loss) allocated from the Company on the Trust’s statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Preferred, as Managing Owner of the Trust, evaluated the impact of adopting FSP FAS 157-3 on the Trust’s financial statements. The adoption of this standard did not have an impact on the Trust’s financial statements.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Preferred, as Managing Owner of the Trust, evaluated the impact of adopting SFAS 159 on the Trust’s financial statements

The Trust adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Trust’s financial statements, as the Trust did not elect the fair value option for any eligible financial assets or liabilities.

In April 2007, the FASB released FASB Staff Position FIN No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. Preferred, as Managing Owner of the Trust, evaluated the impact of adopting of FSP FIN 39-1 and its impact on the Trust’s financial statements. The adoption of this standard did not have an impact on Trust’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Preferred, as Managing Owner of the Trust, evaluated the impact of adopting SFAS 161 on the Trust’s financial statements. The adoption of this standard is not expected to have an impact on the Trust’s financial statements.

B.	Cash

Cash represents amounts deposited with a bank and/or clearing broker. The Trust receives interest on all cash balances held by the clearing broker and/or bank at prevailing rates, as well as its pro rata share of interest income from the Company since January 1, 2007.

C.	Income Taxes

The Trust is treated as a partnership for Federal income tax purposes. As such, the Trust is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the individual Interest holders. The Trust may be subject to other state and local taxes in jurisdictions in which it operates.

D.	Investment in WCM Pool LLC

The investment in the Company is reported in the Trust’s statement of financial condition at the net asset value as reported by the Company. The Trust records its proportionate share of the Company’s income or loss in the statement of operations.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Investment in WCM Pool LLC (continued)

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

E.	Profit and Loss Allocation, Distributions and Redemptions

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

F.	Foreign currency transaction

The Trust’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized on the statements of operations.

G.	Interest Income

Interest income is recorded on an accrual basis.

Note 3.       FEES

A.	Organizational, General and Administrative Costs

Preferred pays all administrative costs for services it performs for the Trust. Administrative costs include, but are not limited to, those discussed in Note 4 below. Preferred also pays all routine legal, audit, postage and other third party costs of the Trust. The Company allocates general and administrative costs on a pro-rata basis down to the Trust which we paid for by the Trust through its investment in the Company. The Trust pays for its pro-rata allocation of expenses incurred by the Company except for the Spectrum Global Fund Administration administrative fee.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 3.       FEES (CONTINUED)

B.	Management and Incentive Fees

Pursuant to the advisory agreements, Appleton, Graham and Aspect were paid a monthly management fee equal to 1/6 of 1% (a 2% annual rate) and an incentive fee of 20% of the “New High Net Trading Profits” on the portion of Trust assets allocated to each through December 31, 2006. Effective with the Trust investment in the Company on January 1, 2007, the Trust pays its pro-rata share of management and incentive fees as disclosed in Note 2 D through its investment in the Company.

C.	Commissions and Administrative Services.

On October 1, 2004, an agreement was executed between Preferred and Prudential Financial Derivatives LLC (“PFD”), which amended and restated the brokerage agreement, including fees to be paid to PFD. The agreement incorporates the previous PFD brokerage agreement’s terms, revising the total fees paid by the Trust. Under the agreement, PFD will charge only transaction based fees effective October 1, 2004. Previously, PFD was paid a fixed monthly fee of .64583 of 1% (7.75 per annum) of the Trust’s net asset value as of the first day of each month. Subsequent to October 1, 2004, this monthly charge is now paid to the Managing Owner as an administrative charge for its services.

Effective with the Trust’s investment in the Company on January 1, 2007, the Trust deducts the cost of its pro-rata share of commissions allocated from the Company in calculation of the Managing Owner’s 7.75% per annum administrative charge.

Note 4.       RELATED PARTIES

The Managing Owner or third parties engaged by the Managing Owner perform services for the Trust which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, Preferred pays the costs of these services incurred on behalf of the Trust as well as the Trust’s routine operational, administrative, legal and auditing costs, and costs paid to organize the Trust and offer its Interests.

Costs and expenses charged to the Trust for services performed and/or paid for by the Managing Owner on behalf of the Trust for the years ended December 31, 2008, 2007 and 2006 were:

	2008	2007	2006
Administrative services	$868,180	$860,445	$1,190,211

Expenses payable to the Managing Owner and its affiliates (which are included in administrative services payable less any receivable from the Managing Owner on the statements of financial condition) as of December 31, 2008 and 2007 were
$35,225 and $66,250, respectively.

Note 5.       INVESTMENT IN WCM POOL LLC

Effective January 1, 2007, the Trust invested its assets in the Company. The Trust’s investment in the Company represents approximately 71.68% and 54.86% of the net asset value of the Company at December 31, 2008 and 2007, respectively. The investment in the Company is subject to the Organization Agreement of the Company.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 5.     INVESTMENT IN WCM POOL LLC (CONTINUED)

Summarized information for the Trust’s investment in the Company is as follows:

	Net Asset Value December 31, 2007	Investments	Gain*	Redemptions	Net Asset Value December 31, 2008
WCM Pool LLC	$11,055,308	$0	$1,985,705	$(1,479,113)	$11,561,900

	Net Asset Value December 31, 2006	Investments	Gain*	Redemptions	Net Asset Value December 31, 2007
WCM Pool LLC	$0	$12,966,087	$1,442,225	$(3,353,004)	$11,055,308
* Included in earnings

The Trust may make additional contributions to or redemptions from, the Company on a monthly basis. Certain expenses allocated to the Trust from the Company are reimbursed by the Managing Owner at the Trust level.

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

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 7.     DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Market Risk (Continued)

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

Credit Risk

Through December 31, 2006, when entering into futures or forward contracts, the Trust was exposed to credit risk that the counterparty to the contract would not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e. some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there was concentration risk on forward transactions entered into by the Trust as the Trust’s commodity broker, was the sole counterparty. The Trust had entered into a master netting agreement with its broker and, as a result when applicable, presented unrealized gains and losses on open forward positions as a net amount in the statements of financial condition; however, counterparty non-performance on only certain of the Trust’s contracts may have resulted in greater loss than non-performance on all of the Trust’s contracts. The amount at risk associated with counterparty non-performance of all of the Trust’s contracts was the net unrealized gain included in the statements of financial condition. There could be no assurance that any counterparty, clearing member or clearinghouse would meet its obligations to the Trust.

The Managing Owner attempted to minimize both credit and market risks by requiring the Trust and its trading managers to abide by various trading limitations and policies. The Managing Owner monitored compliance with these trading limitations and policies, which included, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which were traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Trust, the Managing Owner had the right, among others, to terminate each trading manager if the net asset value allocated to the trading manager declined by 33-1/3% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Third Amended and Restated Declaration of Trust and Trust Agreement provided that the Trust would liquidate its positions, and eventually dissolve, if the Trust experienced a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value was after giving effect for distributions and redemptions. The Managing Owner may have imposed additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deemed to be in the best interests of the Trust.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 7.       DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

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

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with its other assets. At December 31, 2008 and 2007, such segregated assets totaled $0 and $1,042, respectively which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires the Trust’s futures commission merchant to secure assets of the Trust related to foreign futures trading which totaled $0 and $0 at December 31, 2008 and 2007, respectively. There are no segregation requirements for assets related to forward trading.

DIVERSIFIED FUTURES TRUST I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	8. FINANCIAL HIGHLIGHTS

The following information presents per Interest operating performance data and other supplemental financial data for the years ended December 31, 2008, 2007 and 2006. This information has been derived from information presented in the financial statements.

	2008		2007		2006
Per Interest Performance
(for an Interest outstanding throughout the entire year)
Net asset value, beginning of year	$235.63		$222.71		$232.38

Net realized gain and change in net unrealized gain on commodity transactions (1)	57.79	(3)	31.50	(3)	1.42	(4)
Interest income(1)	3.00	(3)	9.27	(3)	11.15	(4)
Expenses(1)	(36.26	)(3)	(27.85	)(3)	(22.24	)(4)

Net increase (decrease) for the year	24.53		12.92		(9.67)

Net asset value per Interest, end of year	$260.16		$235.63		$222.71

Total Return
Total return before incentive fees	14.52%		7.99%		(4.16)%
Incentive fees	(4.11)%		(2.19)%		0.00%

Total return after incentive fees	10.41%		5.80%		(4.16)%

Supplemental Data
Ratios to average net asset value:
Net investment loss before incentive fees(2)	(9.15	)%(3)	(6.16	)%(3)	(4.92	)%(4)
Incentive fees	(4.11	)%(3)	(2.19	)%(3)	0.00	%(4)

Net investment loss after incentive fees	(13.26	)%(3)	(8.35	)%(3)	(4.92	)%(4)

Interest income	1.20	%(3)	4.16	%(3)	4.95	%(4)

Incentive fees	4.11	%(3)	2.19	%(3)	0.00	%(4)
Other expenses	10.35	%(3)	10.32	%(3)	9.87	%(4)

Total net expenses	14.46	%(3)	12.51	%(3)	9.87	%(4)

Total returns are calculated based on the change in value of an Interest during the year. An individual

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Includes the Trust’s proportionate share of income and expenses from WCM Pool LLC for the years ended December 31, 2008 and 2007.
(4)	Represents income (loss) and expenses from the Trust’s operations.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

WCM Pool LLC

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of WCM Pool LLC (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations and changes in members’ capital (net asset value) and the financial highlights for the years ended December 31, 2008 and 2007. These financial statements and the financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of WCM Pool LLC at December 31, 2008 and 2007, and the results of its operations and changes in its members’ capital (net asset value) and the financial highlights for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

March 25, 2009

WCM POOL LLC

STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and cash equivalents (See Note 2)	$19,431,990	$20,525,950
Interest receivable	479	47,642
Net unrealized gain on open futures contracts	269,887	434,983

Total assets	$19,702,356	$21,008,575

LIABILITIES
Accrued expenses	$38,738	$33,955
Management fees payable	66,550	70,084
Incentive fees payable	100,116	174,235
Redemptions payable	3,367,541	580,258

Total liabilities	3,572,945	858,532

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	0	3,165,178
Member DFT I	11,561,900	11,055,308
Member KGT	638,493	1,732,978
Member FST	3,929,018	4,196,579

Total members’ capital (Net Asset Value)	16,129,411	20,150,043

Total liabilities and members’ capital	$19,702,356	$21,008,575

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2008 and 2007

	2008		2007
	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures Contracts
Futures contracts purchased:
Commodities	0.00%	$32	1.82%	$367,154
Currencies	0.20%	31,725	(0.24)%	(49,036)
Interest rates	2.32%	375,048	0.57%	115,021
Stock indices	0.00%	0	0.09%	17,163

Net unrealized gain on futures contracts purchased	2.52%	406,805	2.24%	450,302

Futures contracts sold:
Commodities	(0.27)%	(43,517)	(0.01)%	(1,873)
Currencies	(0.58)%	(92,971)	(0.05)%	(9,014)
Interest rates	0.00%	(833)	(0.04)%	(8,288)
Stock indices	0.00%	403	0.02%	3,856

Net unrealized loss on futures contracts sold	(0.85)%	(136,918)	(0.08)%	(15,319)

Net unrealized gain on open futures contracts	1.67%	$269,887	2.16%	$434,983

See accompanying notes.

WCM POOL LLC

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007

	2008	2007
REVENUES
Realized $	4,820,038	$2,899,882
Change in unrealized	(165,096)	434,983
Interest income	241,413	804,211

Total revenues	4,896,355	4,139,076

EXPENSES
Brokerage commissions	31,212	79,343
Management fees	409,728	414,865
Incentive fees	830,827	562,491
Operating expenses	141,244	101,748

Total expenses	1,413,011	1,158,447

NET INCOME	$3,483,344	$2,980,629

See accompanying notes.

WCM POOL LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Years Ended December 31, 2008 and 2007

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Balances at January 1, 2007	$0	$0	$0	$0	$0
Additions	3,636,165	12,966,087	2,143,975	5,002,950	23,749,177
Redemptions	(888,949)	(3,353,004)	(654,816)	(1,682,994)	(6,579,763)
Net income for the year ended December 31, 2007	417,962	1,442,225	243,819	876,623	2,980,629

Balances at December 31, 2007	3,165,178	11,055,308	1,732,978	4,196,579	20,150,043
Redemptions	(3,720,425)	(1,479,113)	(1,319,164)	(985,274)	(7,503,976)
Net income for the year ended December 31, 2008	555,247	1,985,705	224,679	717,713	3,483,344

Balances at December 31, 2008	$0	$11,561,900	$638,493	$3,929,018	$16,129,411

See accompanying notes.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note 1.	ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 and commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred”) has been delegated administrative authority over the operations of the Company. The Company consists of three members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”) and Kenmar Global Trust (“Member KGT”) (collectively, the “Members”) as of December 31, 2008. Diversified Futures Fund L.P. (“Member DFF LP”) redeemed all of its membership interests in the Company and terminated its fund operations as of December 31, 2008. Member DFT I, Member KGT and Member DFF LP contributed their net assets to the Company effective January 1, 2007, while Member FST invested in the Company on April 1, 2007. Preferred is also the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

The Company is a Member-managed limited liability company that is not registered in any capacity with, or subject directly to regulation by, the Commodity Futures Trading Commission (“CFTC”) or the United States Securities and Exchange Commission.

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

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. All tax years which are statutorily open are subject to examination by the appropriate taxing authorities. Preferred, evaluated the impact of adopting FIN 48 on the Company’s financial statements. The adoption of FIN 48 had no material impact on the Company, as the Company’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow-through tax entities.

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

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The Company adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact on the investments required to be carried at fair value in these financial statements. The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain option contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on December 31, 2008 or 2007 using the fair value hierarchy of SFAS 157.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$269,887	$0	$0	$269,887

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$434,983	$0	$0	$434,983

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When
the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP
FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Preferred, evaluated the impact of adopting FSP 157-3 on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and
Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15,
2007 with early adoption permitted. Preferred, evaluated the impact of adopting SFAS 159 and its impact on Company’s financial statements.

The Company adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Company’s financial statements, as the Company did not elect the fair value option for any eligible financial assets or liabilities.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In April 2007, the FASB released FASB Staff Position FIN No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. Preferred, evaluated the impact of adopting FSP FIN 39-1 and its impact on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Preferred, evaluated the impact of adopting SFAS 161 on the Company’s financial statements. The adoption of this standard is not expected to have an impact on the Company’s financial statements.

B.	Cash and Cash Equivalents

Cash includes amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of December 31, 2008 and 2007 restricted cash totaled $670,420 and $1,726,651 respectively. The Company receives interest on all cash balances held by the bank and clearing brokers at prevailing interest rates.

C.	Income Taxes

The Company is treated as a partnership for Federal income tax purposes. As such, the Company is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operates.

D.	Capital Accounts

The Company accounts for subscriptions, allocations and redemptions on a per member capital account basis.

The Company allocates profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Company during the month. Each Member is then charged with the applicable incentive fee. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Company has not made and does not presently intend to make, any distributions.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Foreign Currency Transactions

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

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the years ended December 31, 2008 and 2007, the Trading Advisor earned incentive fees of $830,827 and $562,491, respectively, of which $100,116 and $174,235 remains payable at December 31, 2008 and 2007 respectively.

C.	Commissions

The Company is obligated to pay all floor brokerage expenses, give-up charges and National Futures Association clearing and exchange fees incurred in connection with the Company’s commodity trading activities.

Note 4.	RELATED PARTIES

The Company reimburses Preferred for services it performs for the Company, which include, but are not limited to: management, accounting, printing, and other administrative services.

The expenses incurred by the Company for services performed by Preferred for the Company for the years ended December 31, 2008 and 2007 were:

	2008	2007
General and administrative	$24,350	$0

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 4.	RELATED PARTIES (CONTINUED)

Expenses payable to Preferred and its affiliates as of December 31, 2008 and 2007 were $7,480, and $0, respectively which are included in accrued expenses on the statement of financial condition.

Note 5.	INCOME TAXES

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

Note 6.	DEPOSITS WITH COMMODITY BROKER, PRIME BROKER AND BANK

The Company deposits funds with a commodity broker subject to CFTC regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker. The Company earns interest income on assets deposited with the commodity broker. The Company also deposits funds with a prime broker. Margin requirements are satisfied by the deposit of cash with such prime broker. The Company earns interest income on assets deposited with its prime broker. The Company also earns interest on funds deposited with JPMorgan Chase Bank, Nassau branch.

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

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED

Market Risk (Continued)

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

Credit Risk

When entering into futures or forward contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain or loss included in the statements of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

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

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At December 31, 2008 and 2007, such segregated assets totaled $12,595,893 and $17,941,562, respectively, which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $1,274,591 and $48,961 at December 31, 2008 and 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2008, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	9. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the years ended December 31, 2008 and 2007. This information has been derived from information presented in the financial statements.

	December 31, 2008				December 31, 2007
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member DFF LP	Member DFT I	Member KGT	Member FST(5)
Total return (1), (4)
Total return before incentive fee	23.44%	23.44%	23.44%	23.44%	15.84%	15.84%	15.84%	26.12%
Incentive fee	(4.69)%	(4.69)%	(4.69)%	(4.69)%	(2.43)%	(2.42)%	(2.51)%	(4.92)%

Total return after incentive fee	18.75%	18.75%	18.75%	18.75%	13.41%	13.42%	13.33%	21.20%

Ratios to average net asset values(6) :
Expenses prior to incentive fee(2)	2.92%	2.91%	3.06%	2.92%	2.93%	2.92%	2.92%	2.97%
Incentive fee(1)	4.15%	4.09%	4.92%	4.18%	2.21%	2.18%	2.30%	4.26%

Total expenses and incentive fee	7.07%	7.00%	7.98%	7.10%	5.14%	5.10%	5.22%	7.23%

Net investment income (loss)(2), (3)	(1.71)%	(1.72)%	(1.66)%	(1.71)%	1.00%	1.01%	1.07%	1.05%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions

(1)	Not annualized.

(2)	Annualized.

(3)	Represents interest income less total expenses (exclusive of incentive fee).

(4)	Includes realized and unrealized gains (losses) on securities transactions.

(5)	Member FST contributed its net assets to the Company effective April 1, 2007.

(6)	Member DFF LP, ratios to average net asset values for the year ended December 31, 2008, were calculated prior to its liquidating redemptions from the Company.

Note	10. SUBSEQUENT EVENT

Effective April 1, 2009, World Monitor Trust II Series D and F will contribute their net assets to the Company and receive Voting Membership Interests as new Members of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2009.

DIVERSIFIED FUTURES TRUST I

By:	Preferred Investment Solutions Corp.
Managing Owner

By:	/s/ David K. Spohr	Date: March 27, 2009
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 27, 2009.

DIVERSIFIED FUTURES TRUST I

By:	Preferred Investment Solutions Corp.
Managing Owner

By:	/s/ Kenneth A. Shewer	Date: March 27, 2009
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date: March 27, 2009
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)

OTHER INFORMATION

The actual round turn equivalent of brokerage commissions paid per trade for the year ended December 31, 2008 was $3.40.

Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission is available to Interestholders without charge upon written request to:

Diversified Futures Trust I

c/o Preferred Investment Solutions Corp

900 King Street, Suite 100

Rye Brook, NY 10573