Form 10-Q
period 2009-03-31
DIVERSIFIED FUTURES TRUST I
filed 2009-05-15
CIK 926805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller Reporting Company  ☒

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes    ☐    No  ☒

DIVERSIFIED FUTURES TRUST I

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

DIVERSIFIED FUTURES TRUST I

FINANCIAL STATEMENTS

March 31, 2009

DIVERSIFIED FUTURES TRUST I

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS
Cash	$61,889	$29,574
Redemptions receivable from WCM Pool LLC	557,697	139,679
Investment in WCM Pool LLC, at fair value (100.01% and 100.05% of net asset value, respectively)	10,601,350	11,561,900
Receivable from Managing Owner	1,621	1,644

Total assets	$11,222,557	$11,732,797

LIABILITIES
Redemptions payable	$585,877	$139,702
Administrative services payable	36,569	36,869

Total liabilities	622,446	176,571

TRUST CAPITAL (Net Asset Value)
Limited Interests (42,200.495 and 43,969.385 Interests outstanding) at March 31, 2009 and December 31, 2008, respectively	10,600,111	11,438,896
General Interests (0 and 451 Interests outstanding) at March 31, 2009 and December 31, 2008, respectively	0	117,330

Total trust capital (Net Asset Value)	10,600,111	11,556,226

Total liabilities and trust capital	$11,222,557	$11,732,797

Net Asset Value per Limited and General Interest

March 31, 2009	December 31, 2008
$251.18	$260.16

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
NET LOSS FROM TRUST OPERATIONS
REVENUES
Interest income	$0	$32

Total revenues	0	32

EXPENSES
Administrative services	220,164	216,301
General and administrative	899	0

Total expenses	221,063	216,301

WCM Pool LLC administrative expenses borne by the Managing Owner and its affiliates	(4,915)	(8,114)

Net expenses	216,148	208,187

NET LOSS FROM TRUST OPERATIONS	(216,148)	(208,155)

NET INCOME (LOSS) ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	124,501	1,740,383
Change in unrealized	(221,044)	(289,048)
Interest income	717	52,248

Total revenues (losses)	(95,826)	1,503,583

EXPENSES
Brokerage commissions and other transaction fees	3,029	6,104
Management fees	57,740	60,173
Incentive fees	169	272,455
General and administrative	25,602	22,780

Total expenses	86,540	361,512

NET INCOME (LOSS) ALLOCATED FROM WCM POOL LLC	(182,366)	1,142,071

NET INCOME (LOSS)	$(398,514)	$933,916

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average Limited and General Interest	$(9.20)	$20.07

Weighted average number of Limited and General Interests outstanding	43,310	46,536

See accompanying notes.

DIVERSIFIED FUTURES TRUST I

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Limited Interests	General Interests	Interests	Total
Three months ended March 31, 2009
Trust capital at December 31, 2008	44,420.385	$11,438,896	$117,330	$11,556,226
Redemptions	(2,219.890)	(444,317)	(113,284)	(557,601)
Net loss for the three months ended March 31, 2009		(394,468)	(4,046)	(398,514)

Trust capital at March 31, 2009	42,200.495	$10,600,111	$0	$10,600,111

Three months ended March 31, 2008
Trust capital at December 31, 2007	46,672.067	$10,883,382	$113,808	$10,997,190
Redemptions	(544.780)	(135,686)	(3,579)	(139,265)
Net income for the three months ended March 31, 2008		924,251	9,665	933,916

Trust capital at March 31, 2008	46,127.287	$11,671,947	$119,894	$11,791,841

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

The managing owner of the Trust is Preferred Investment Solutions Corp., the Managing Owner (the “Managing Owner” or “Preferred”). Effective December 1, 2008, the Trust Agreement no longer requires the Managing Owner to maintain a capital account equal to 1% of the total capital accounts of the Trust or a net worth of at least $1,000,000. As such, the Managing Owner redeemed its entire Interest in the Trust in 2009.

Effective January 1, 2007, the Trust became a member of WCM Pool LLC (the “Company”). Subject to its agreement with the Company, the Trust received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. At March 31, 2009, the sole members of the Company are the Trust, Futures Strategic Trust (“FST”) and Kenmar Global Trust (“KGT”). Preferred is the Managing Owner of FST and KGT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forward contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Trust’s financial statements.

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

On January 5, 1995, the Trust completed its initial offering from the sale of limited interests (“Limited Interests”) and general interests (“General Interests”) (collectively, the “Interests”). General Interests were sold exclusively to the Managing Owner. Additional Interests were offered and sold monthly at the then current net asset value (“NAV”) per Interest until the continuous offering period expired on August 31, 1996.

DIVERSIFIED FUTURES TRUST I

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statement of financial condition as of March 31, 2009, and the condensed statements of operations and changes in trust capital for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trust as of March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and 2008. The operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

For the three months ended March 31, 2009 and 2008, the Trust indirectly earned income or loss through its investment in the Company (See Note 5).

The weighted average number of Limited and General Interests outstanding was computed for purposes of disclosing net income (loss) per weighted average Limited and General Interest. The weighted average Limited and General Interests is equal to the number of Interests outstanding at period end, adjusted proportionately for Interests redeemed based on their respective time outstanding during such year.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trust recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Trust has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. All tax years which are statutorily open are subject to examination by the appropriate taxing authorities. Preferred, as Managing Owner of the Trust, evaluated the impact of adopting FIN 48 on the Trust’s financial statements. The adoption of FIN 48 had no material impact on the Trust, as the Trust’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

DIVERSIFIED FUTURES TRUST I

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

March 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Investment in WCM Pool LLC, at fair value	$0	$10,601,350	$0	$10,601,350

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Investment in WCM Pool LLC, at fair value	$0	$11,561,900	$0	$11,561,900
Transfers in (out)	$0	$11,561,900	$(11,561,900)	$0

Investment classified as Level 2 and Level 3 under SFAS 157 represents the Trust’s investment in the Company and is valued monthly at the net asset value as reported by the Company. The Company’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. Preferred determined that certain of the Company’s assets and liabilities which require management judgment or estimation were not material to the Trust’s financial statements and therefore, the Trust’s investment in the Company should be classified as Level 2 at December 31, 2008. A table presenting the changes in the Level 3 fair value categories for the three months ended March 31, 2008 is included in Note 5 of these condensed financial statements. Of the $1,142,071 gain for the three months ended March 31, 2008, reported on Level 3 investment in Note 5, $(289,048) represents a change in unrealized loss allocated from the Company on the Trust’s condensed statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Preferred, as Managing Owner of the Trust, evaluated the impact of adopting FSP FAS 157-3 and its impact on the Trust’s financial statements. The adoption of this standard did not have an impact on the Trust’s financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively.

DIVERSIFIED FUTURES TRUST I

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The Trust adopted FSP FAS 157-4 effective January 1, 2009. As required, the Trust also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred, as Managing Owner of the Trust, evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 and their impact on the Trust’s financial statements. The adoption of these standards did not have an impact on the Trust’s financial statements.

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

In April 2007, the FASB released FASB Staff Position FIN No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Preferred, as Managing Owner of the Trust, evaluated the impact of adopting FSP FIN 39-1 and its impact on the Trust’s financial statements. The adoption of this standard did not have an impact on Trust’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Preferred, as Managing Owner of the Trust, evaluated the impact of adopting SFAS 161 and its impact on the Trust’s financial statements. The adoption of this standard did not have an impact on the Trust’s financial statements.

B.	Cash

Cash represents amounts deposited with a bank. The Trust receives interest on all cash balances held by the bank at prevailing rates, as well as its pro rata share of interest income from the Company.

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

The investment in the Company is reported in the Trust’s condensed statements of financial condition at the net asset value as reported by the Company. The Trust records its proportionate share of the Company’s income or loss in the condensed statements of operations. Valuation of futures and forward contracts by the Company is discussed in the notes to the Company’s financial statements included in Section II of this report. Through its investment in the Company, the Trust pays its pro-rata share of the 2% annual management fee (accrued and paid monthly) and a 20% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in the advisory agreement.

E.	Profit and Loss Allocation, Distributions and Redemptions

The Trust allocates profits and losses for both financial and tax reporting purposes to its Interest holders monthly on a pro rata basis based on each owner’s Interests outstanding during the month. Distributions (other than redemptions of Interests) are made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital accounts of the Interest holders. The Managing Owner has not and does not intend to make any distributions.

The Trust Agreement provides that an Interest holder may redeem its Interests as of the last business day of any calendar quarter at the then current NAV per Interest. Partial redemptions are permitted.

F.	Foreign Currency Transaction

The Trust’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized on the condensed statements of operations.

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

The costs and expenses charged to the Trust for services performed and/or paid for by the Managing Owner on behalf of the Trust for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended March 31,
	2009	2008
Administrative services	$220,164	$216,301

	$220,164	$216,301

Expenses payable to the Managing Owner and its affiliates (which are included in administrative services payable less any receivable from the Managing Owner on the condensed statements of financial condition) as of March 31, 2009 and December 31, 2008 were $34,948 and $35,225, respectively.

Note 5.	INVESTMENT IN THE COMPANY

Effective January 1, 2007, the Trust invested its assets in the Company. The Trust’s investment in the Company represents approximately 72.96% and 71.68% of the net asset value of the Company at March 31, 2009 and December 31, 2008, respectively. The investment in the Company is subject to the Organization Agreement of the Company. The Company entered into an advisory agreement with Winton Capital Management (“Winton”) whereby Winton makes the trading decisions for the Company and, in turn, the Trust, pursuant to Winton’s Diversified Program.

The Trust records its proportionate share of each item of income and expense from the investment in the Company in the condensed statements of operations.

DIVERSIFIED FUTURES TRUST I

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	INVESTMENT IN THE COMPANY (CONTINUED)

Summarized information for the Trust’s investment in the Company is as follows:

	Net Asset Value December 31, 2008	Loss*	Redemptions	Net Asset Value March 31, 2009
WCM Pool LLC	$11,561,900	$(182,366)	$(778,184)	$10,601,350

	Net Asset Value December 31, 2007	Gain*	Redemptions	Net Asset Value March 31, 2008
WCM Pool LLC	$11,055,308	$1,142,071	$(383,643)	$11,813,736

*	Included in earnings and includes $(221,044) and $(289,048), for the three months ended March 31, 2009 and 2008 respectively, attributable to the change in unrealized losses.

The Trust may make additional contributions to or redemptions from, the Company on a monthly basis.

Certain expenses allocated to the Trust from the Company are reimbursed by the Managing Owner at the Trust level.

Note 6.	INCOME TAX REPORTING

There have been no differences between the tax basis and book basis of assets, liabilities or interest holders’ capital since inception of the Trust.

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

The Trust has cash on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits. The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Interest holders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

The Trust’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trust all assets of the Trust relating to domestic futures trading and is not to commingle such assets with its other assets. At March 31, 2009 and December 31, 2008, such segregated assets totaled $0 and $0, respectively. Part 30.7 of the CFTC regulations also requires the Trust’s futures commission merchant to secure assets of the Trust related to foreign futures trading which totaled $0 and $0 at March 31, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

DIVERSIFIED FUTURES TRUST I

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	FINANCIAL HIGHLIGHTS

The following information presents per Interest performance data and other supplemental financial data for the three months ended March 31, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31,
	2009	2008
Per Interest Performance
(for an Interest outstanding throughout the entire period)
Net asset value, beginning of period	$260.16	$235.63

Net realized and change in net unrealized gain (loss) on commodity transactions(1), (5)	(2.01)	31.13
Interest income(1), (5)	0.02	1.12
Expenses(1), (5)	(6.99)	(12.24)

Net increase (decrease) for the period	(8.98)	20.01

Net asset value, end of period	$251.18	$255.64

Total Return(3)
Total return before incentive fees	(3.45)%	10.84%
Incentive fees	0.00%	(2.35)%

Total return after incentive fees	(3.45)%	8.49%

Supplemental Data
Ratios to average net asset value: (5)
Net investment loss before incentive fees(2), (4)	(10.90)%	(8.47)%
Incentive fees(3)	0.00%	(2.35)%

Net investment loss after incentive fees	(10.90)%	(10.82)%

Interest income(4)	0.03%	1.81%

Incentive fees(3)	0.00%	2.35%
Other expenses(4)	10.93%	10.28%

Total net expenses	10.93%	12.63%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).

(3)	Not annualized.

(4)	Annualized.

(5)	Includes the Trust’s proportionate share of income and expenses of WCM Pool LLC for the three months ended March 31, 2009 and 2008.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

March 31, 2009

WCM POOL LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents (See Note 2)	$15,341,471	$19,431,990
Interest receivable	30	479
Net unrealized gain on open futures contracts	0	269,887

Total assets	$15,341,501	$19,702,356

LIABILITIES
Net unrealized loss on open futures contracts	$34,068	$0
Accrued expenses payable	42,558	38,738
Management fees payable	25,768	66,550
Incentive fees payable	593	100,116
Redemptions payable	708,760	3,367,541

Total liabilities	811,747	3,572,945

MEMBERS’ CAPITAL (Net Asset Value)
Member DFT I	10,601,350	11,561,900
Member KGT	349,368	638,493
Member FST	3,579,036	3,929,018

Total members’ capital (Net Asset Value)	14,529,754	16,129,411

Total liabilities and members’ capital	$15,341,501	$19,702,356

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009		December 31, 2008
Futures Contracts	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.00%	$724	0.00%	$32
Currencies	(0.04)%	(5,198)	0.20%	31,725
Interest rates	0.79%	112,867	2.32%	375,048

Net unrealized gain on futures contracts purchased	0.75%	108,393	2.52%	406,805

Futures contracts sold:
Commodities	(0.19)%	(28,125)	(0.27)%	(43,517)
Currencies	(0.73)%	(105,621)	(0.58)%	(92,971)
Interest rates	0.00%	(531)	0.00%	(833)
Stock indices	(0.06)%	(8,184)	0.00%	403

Net unrealized loss on futures contracts sold	(0.98)%	(142,461)	(0.85)%	(136,918)

Net unrealized gain (loss) on open futures contracts	(0.23)%	$(34,068)	1.67%	$269,887

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES
Realized	$174,800	$3,132,167
Change in unrealized	(303,955)	(506,342)
Interest income	993	94,556

Total revenues (losses)	(128,162)	2,720,381

EXPENSES
Brokerage commissions	4,177	11,015
Management fees	79,784	108,631
Incentive fees	593	493,010
Operating expenses	35,388	41,131

Total expenses	119,942	653,787

NET INCOME (LOSS)	$(248,104)	$2,066,594

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

		Members’ Capital
		Member DFT I	Member KGT	Member FST	Total
Three months ended March 31, 2009
Members’ capital at December 31, 2008		$11,561,900	$638,493	$3,929,018	$16,129,411
Redemptions		(778,184)	(282,510)	(290,859)	(1,351,553)
Net loss for the three months ended March 31, 2009		(182,366)	(6,615)	(59,123)	(248,104)

Members’ capital at March 31, 2009		$10,601,350	$349,368	$3,579,036	$14,529,754

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Three months ended March 31, 2008
Members’ capital at December 31, 2007	$3,165,178	$11,055,308	$1,732,978	$4,196,579	$20,150,043
Redemptions	(156,170)	(383,643)	(329,526)	(143,081)	(1,012,420)
Net income for the three months ended March 31, 2008	326,739	1,142,071	166,758	431,026	2,066,594

Members’ capital at March 31, 2008	$3,335,747	$11,813,736	$1,570,210	$4,484,524	$21,204,217

See accompanying notes.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 and commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred”) has been delegated administrative authority over the operations of the Company. The Company currently consists of three members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”) and Kenmar Global Trust (“Member KGT”) (collectively, the “Members”), (See Note 10). Diversified Futures Fund L.P. (“Member DFF LP”) redeemed all of its membership interests in the Company and terminated its fund operations as of December 31, 2008. Member DFT I, Member DFFLP and Member KGT contributed their net assets to the Company effective as of January 1, 2007, while Member FST invested in the Company on April 1, 2007. Preferred is also the managing owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The condensed statement of financial condition, including the condensed schedule of investments, as of March 31, 2009, and the condensed statements of operations and changes in members’ capital (net asset value) for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, (consisting of only normal recurring adjustments), necessary to state fairly the financial position of the Company as of March 31, 2009, and the results of operations for the three months ended March 31, 2009 and 2008. The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Member’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Preferred to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Commodity futures and foreign exchange transactions are reflected in the accompanying condensed statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the condensed financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the condensed statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. All tax years which are statutorily open are subject to examination by the appropriate taxing authorities. Preferred evaluated the impact of adopting FIN 48 on the Company’s condensed financial statements. The adoption of FIN 48 had no material impact on the Company, as the Company’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain option contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on March 31, 2009 or December 31, 2008 using the fair value hierarchy of SFAS 157.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

March 31, 2009	Level 1	Level 2	Level 3	Total
Liabilities:
Net unrealized loss on open futures contracts	$(34,068)	$0	$0	$(34,068)

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$269,887	$0	$0	$269,887

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Preferred evaluated the impact of adopting FSP FAS 157-3 and its impact on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Company adopted FSP FAS 157-4 effective January 1, 2009. As required, the Company also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 and their impact on the Company’s financial statements. The adoption of these standards did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Preferred evaluated the impact of adopting SFAS 159 and its impact on the Company’s financial statements.

The Company adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Company’s financial statements, as the Company did not elect the fair value option for any eligible financial assets or liabilities.

In April 2007, the FASB released FASB Staff Position FIN No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. Preferred evaluated the impact of adopting FSP FIN 39-1 and its impact on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Preferred evaluated the impact of adopting SFAS 161 and its impact on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements.

B.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of March 31, 2009 and December 31, 2008, restricted cash totaled $679,667 and $670,420, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank.

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

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the condensed statements of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized in the condensed statements of operations.

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

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	FEES (CONTINUED)

B.	Management and Incentive Fees (Continued)

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the three months ended March 31, 2009 and 2008, the Trading Advisor earned incentive fees of $593 and $493,010, respectively, of which $593 remains payable at March 31, 2009.

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

The expenses incurred by the Company for services performed by Preferred for the Company for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended March 31,
	2009	2008
General and administrative	$8,270	$4,810

Expenses payable to Preferred and its affiliates (which are included in accrued expenses payable on the condensed statements of financial condition) as of March 31, 2009 and December 31, 2008 were $6,000 and $7,480, respectively.

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

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6.	DEPOSITS WITH COMMODITY BROKER, PRIME BROKER AND BANK (CONTINUED)

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

Of the Company’s $708,760 of redemptions payable at March 31, 2009, $9,558 represents redemptions payable to Member DFFLP, which redeemed all of its membership interests in the Company and terminated its fund operations as of December 31, 2008. The $9,558 of redemptions was subsequently paid to Member DFFLP in April 2009.

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

Credit Risk

When entering into futures or forward contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the condensed statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain or loss included in the condensed statements of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2009 and December 31, 2008, such segregated assets totaled $9,559,192 and $12,595,893, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $75,213 and $1,274,591 at March 31, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2009, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months ended March 31, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2009 (Unaudited)			Three Months Ended March 31, 2008 (Unaudited)
	Member DFT I	Member KGT	Member FST	Member DFF LP(5)	Member DFT I	Member KGT	Member FST
Total return:(1),(4)
Total return before incentive fee	(1.61)%	(1.61)%	(1.61)%	12.88%	12.87%	12.87%	12.87%
Incentive fee	0.01%	0.01%	0.01%	(2.52)%	(2.51)%	(2.51)%	(2.51)%

Total return after incentive fee	(1.60)%	(1.60)%	(1.60)%	10.36%	10.36%	10.36%	10.36%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	3.06%	3.31%	3.05%	3.08%	3.07%	3.12%	3.06%
Incentive fee(1)	0.00%	0.04%	0.01%	2.36%	2.35%	2.45%	2.34%

Total expenses and incentive fee	3.06%	3.35%	3.06%	5.44%	5.42%	5.57%	5.40%

Net investment loss(2), (3)	(3.03)%	(3.28)%	(3.03)%	(1.27)%	(1.27)%	(1.25)%	(1.26)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions

(1)	Not annualized.

(2)	Annualized.

(3)	Represents interest income less total expenses (exclusive of incentive fee).

(4)	Includes realized and unrealized gains (losses) on securities transactions.

(5)	Member DFFLP redeemed all of its membership interest in the Company and terminated its fund operations as of December 31, 2008.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	SUBSEQUENT EVENT

Effective April 1, 2009, World Monitor Trust II Series D and F will contribute their net assets to the Company and receive Voting Membership Interests as new Members of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2009 (“First Quarter 2009”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of Diversified Futures Trust I (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Effective December 1, 2008, in accordance with the Trust Agreement, the Managing Owner is no longer required to maintain a capital account equal to at least 1% of the total capital accounts of the Registrant or a net worth of at least $1,000,000. As such, the Managing Owner redeemed its entire interest in the Registrant in 2009.

The Trading Advisor and the Trading Vehicle

Effective January 1, 2007, Registrant became a member of, and allocated all of its assets to, WCM Pool LLC (the “Trading Vehicle”), a Delaware limited liability company, and received a voting membership interest in the Trading Vehicle and became party to the Trading Vehicle’s Organization Agreement. The Trading Vehicle was formed to function as an aggregate trading vehicle for its members. Registrant, Futures Strategic Trust and Kenmar Global Trust are the sole members of the Trading Vehicle. Effective April 1, 2009, World Monitor Trust II – Series D and World Monitor Trust II – Series F received a voting membership interest in the Trading Vehicle. Preferred is the Managing Owner of each of these Trading Vehicle members and has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures, forwards and option contracts. The financial statements of the Trading Vehicle including the condensed schedule of investments are included in Section II of Registrant’s financial statements, and should be read in conjunction with Registrant’s financial statements.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 of Registrant’s financial statements included in its annual report for the year ended December 31, 2008 (“Registrant’s 2008 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For a further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Revenues—Unrealized in the Condensed Statements of Operations. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters and/or Super

Derivatives who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data.

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

Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in Registrant’s financial statements. $0 or 0.00% of the Registrant’s investments at March 31, 2009 are classified as Level 1 or Level 3 and $10,601,350 or 100.00% are classified as Level 2 using the fair value hierarchy of SFAS 157. $0 or 0.00% of Registrant’s investments at December 31, 2008 are classified as Level 1 or Level 3 and $11,561,900 or 100.00% are classified as Level 2 using the fair value hierarchy of SFAS 157.

Investment classified as Level 3 under SFAS 157 represent the Registrant’s investment in the Trading Vehicle and is valued monthly at the net asset value as reported by the Trading Vehicle. The Trading Vehicle’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Trading Vehicle’s assets and liabilities which require management judgment or estimation were not material to Registrant’s financial statements and therefore the Registrant’s investment in the Trading Vehicle should be classified as Level 2 at December 31, 2008. A table presenting the changes in the Level 3 fair value categories for the quarter ended March 31, 2008 is provided in Note 5 of Registrant’s financial statements. Of the $1,142,071 gain for the quarter ended March 31 2008 reported on Level 3 investment in Note 5, $(289,048) represent a change in unrealized loss allocated from the Trading Vehicle on Registrant’s condensed statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of FAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Managing Owner evaluated the impact of adopting FSP 157-3 and its impact on Registrant’s financial statements. The adoption of this standard did not have an impact on the Registrant’s financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Registrant adopted FSP FAS 157-4 effective

January 1, 2009. As required, the Registrant also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. The Managing Owner evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2, and FAS 124-2, and their impact on Registrant’s financial statements. The adoption of these standards did not have an impact on Registrant’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner evaluated the impact of adopting SFAS 159 and its impact on Registrant’s financial statements. The Registrant adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Registrant’s financial statements, as the Registrant did not elect the fair value option for any eligible financial assets or liabilities

In April 2007, the FASB released FASB Staff Position FIN No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. The Managing Owner evaluated the impact of adopting FSP FIN 39-1 and its impact on the Registrant’s financial statements. The adoption of this standard did not have an impact on the Registrant’s financial statements.

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

Limited Interests in Registrant may be redeemed on a quarterly basis. For First Quarter 2009, redemptions of Limited Interests and General Interests were $444,317 and $113,284, respectively. For the quarter ending March 31, 2008 (“First Quarter 2008”), redemptions of Limited Interests and General Interests were $135,686 and $3,579, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

For First Quarter 2009 and First Quarter 2008, there were no subscriptions in Limited Interests and General Interests.

At March 31, 2009, 100.01% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities (through its investment in the Trading Vehicle), Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures and forward contracts (through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts through its investment in the Trading Vehicle, see Note 7 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2009 and First Quarter 2008:

First Quarter 2009

Many of the same economic problems that faced the US economy in the last months of 2008 were still apparent in the first three months of 2009 as President Obama was inaugurated. However, as the quarter progressed, there was at least a glimmer of hope, particularly in March. The “fear factor” was still very much in place, but to a somewhat lesser degree than at the start of the year. The major feature of the first quarter was a series of massive liquidity additions from the Federal Reserve (the “Fed”) as they spent, lent or guaranteed $12.8 trillion. Also, the Fed announced they would buy significant quantities of Treasury paper going forward, resulting in the worst quarter for US Treasuries since 1996, as the Merrill Lynch Master Index plunged.

US economic data during the first quarter can only be described as bleak, as neither housing nor employment showed signs of imminent improvement. The Unemployment Rate rose to over 8.1% at the end of the quarter and payroll fell by an additional 650,000 in March as the economy lost over 5 million jobs since the US recession began. Housing Starts showed improvement in February, rising over 20% after it dropped nearly 40% in the three preceding months. Industrial production recorded consecutive months of decline through the first quarter. The latest fourth quarter Gross Domestic Product (“GDP”) revision came in at -6.3%, which is the worst in nearly three decades. The consumer held retrenched as Retail Sales fell 1.1% in March, were off 1.2% for the quarter and down 9.4% in the past twelve months.

Europe and Asia experienced a quarter similar to the US, with the exception of China. China’s GDP projections, however, were downgraded by almost 2%. As in the US, foreign central banks engaged in massive liquidity additions and bank bailout initiatives. The UK was particularly aggressive as the Bank of England cut its key lending rate to a record low 0.5% and announced an unprecedented plan to buy 75 billion pounds of commercial paper. The European Central Bank cut rates consistently throughout the quarter but at a less aggressive pace, despite anemic economic conditions. Concerns surrounding the health of the Eastern European banking sector lingered as the quarter concluded. Japan’s recession worsened materially during the first quarter, even as the Bank of Japan engaged in three liquidity-adding measures. Japan appears to be behind both the US, UK and Western Europe in its economic recovery mode. Australia and New Zealand suffered as the leading economic index for Australia hit a 26-year low in February.

Currencies: The Dollar Index ended March down overall. However, the dollar continued as the currency of choice on a flight-to-safety basis, despite noises from China and Russia regarding a proposed new global currency. The Obama administration quickly emphasized a continued policy for a strong dollar. During the quarter, the euro gained ground to the pound, while the US dollar advanced versus both. At one point, sterling was under $1.38 before ending the quarter at approximately $1.44, as the UK economy holds a basket case, led by plunging house prices. The yen periodically attracted flight-to-safety demand but that steadily lessened as the quarter developed. Japanese GDP continued to retract and there were few apparent inflationary pressures, while technical indicators pointed to modest additional weakness for the yen vs. the dollar and euro. The Australian and New Zealand dollars scored gains to both the yen and dollar to cap the quarter.

Energies: Crude ended the quarter at almost $50 per barrel, an 11% overall gain, as the market appeared to run into resistance at that level. At one point in early February, crude was down over 23% year-to-date before rallying 12% in the final week of the month. Crude closed March with a double-digit gain, clearly aided by the global equity rally. Demand destruction is still apparent with the latest data showing declines in consumption. OPEC’s member compliance appeared to hold, although there were rumblings of possible erosion. Reformulated gasoline prices edged up in March as gasoline at the pump rose. Natural gas inventories remained well above 5-year averages, which drove prices lower to close the quarter.

Indices: March proved to be the best month for US equities since 2002. However, the overall quarterly result was not pretty as the Dow Jones fell an overall approximate 13.3%. Only three of thirty components ended the period with higher prices; IBM, Home Depot and Intel. The NASDAQ lost over 3% for the quarter and the broad based S&P 500 fell over 11%. After being a severe drag on the market for months, financial and banking issues led a late first quarter rally. Asian and European equities experienced an overall positive March but, as in the US, lost ground for the quarter. The key European markets, FTSE, DAX and CAC ended the quarter down overall 10%, 17% and 15%, respectively. The leading Asian equity indices, the Nikkei and Hang Seng, ended the quarter down 14% and 6%, respectively. Korea’s Kospi ended the period with an overall 5% gain as buyers were encouraged by liquidity measures to aid the Korean economy. Australia and New Zealand both scored gains in March, however they suffered quarterly losses. Russia broke a six month losing streak with an approximate 27% surge to cap the quarter.

Agriculturals: Compared to the year-end rally seen in December 2008, during the first quarter of 2009, the agricultural markets saw both price and participation decline. The drop in Open Interest was the most notable, especially given its relative levels, as compared to historical pricing. In all of the four major markets, corn, soybeans, wheat and cotton, the Open Interest fell to the lowest levels seen since 2005. Prices, however, remained well above both comparative and historical norms and only the cotton market showed a resemblance to its historic norm during the quarter.

Metals: Copper rebounded in January despite a huge rise in inventories. Aluminum did not fare as well, losing over 10% following evidence of increased Chinese exports. Zinc and nickel experienced losses within the DJ AIG Index as both saw huge increases. Gold continued upwards through February as a steady pattern of flight-to-safety demand continued to emanate from plunging global equity values and the severe global banking crisis. Silver followed gold’s pattern and realized a positive overall February. Platinum and palladium posted gains for February as well. As for base metals, increased Chinese demand drove prices higher for copper and zinc. However, sluggish global steel demand persists for nickel with few indications of imminent improvement. Following four consecutive monthly gains, gold fell slightly in March. The metal was hurt toward month-end by a firmer US dollar as well as reduced flight-to-quality demand. A rally in global equities and benign global inflation data also contributed to lower performance. Physical demand outside of jewelry remained strong, with the notable exception of India where imports were flat in March. Silver traded in a volatile pattern and ended March with overall losses. Copper staged a limited rally in March and posted overall gains, attributable to China’s inventory stockpiling. Aluminum, zinc and lead posted gains in March as nickel prices fell modestly.

Softs and Livestock: In January, coffee rose over 8% within the DJ AIG Index, despite some end-of-month producer selling. Crop concerns surrounding Colombia and Central America were among the supportive factors. Coffee and cocoa prices both edged up in March. In January, sugar turned in solid performance, gaining over 6.5% within the DJ AIG Index and extended its rally into February. Cattle prices fell seven consecutive months within the DJ AIG Index on poor US demand and weak exports but rose finally in March. Live hogs rose over 3% in January on rumors of increased Russian purchases but fell again in February and March due to high corn prices and weak demand.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for First Quarter 2009 and First Quarter 2008 are presented below.

First Quarter 2009

Currencies: (-) Registrant experienced a majority of its gains in the Canadian dollar and British pound. Losses were incurred in Japanese yen, euro, Australian and New Zealand dollars.

Energies: (+) Registrant experienced gains in natural gas, crude oil and Brent crude. Losses were incurred in reformulated gasoline.

Grains: (+) Registrant experienced gains in wheat, soybeans, cotton, bean oil and corn.

Indices: (+) Registrant experienced gains in DAX, DJ STOXX, S&P 500, CAC and the FTSE. Losses were incurred in the Nasdax.

Interest Rates: (-) Registrant experienced a majority of its gains in Euribor, Eurodollar and 2 year German bonds. Losses were incurred in US Treasury Notes, German Bund, Japanese Government Bonds and the London Gilt.

Meats: (+) Registrant experienced gains in live cattle and live hogs.

Metals: (-) Registrant experienced gains in nickel and aluminum. Losses were incurred in copper, silver, gold and zinc.

Softs: (-) Registrant experienced losses in sugar, coffee and cocoa.

First Quarter 2008

Currencies: (+) Registrant experienced a majority of its gains in the Swiss franc, euro, Australian dollar, Japanese yen, Brazilian real, Mexican peso and Polish zloty. The majority of losses were experienced in the British pound, Canadian dollar and the euro versus the Japanese yen.

Energies: (+) Registrant experienced gains in gasoline, heating oil, crude oil and gas oil. Losses were incurred in natural gas.

Grains: (+) Registrant experienced gains in corn, bean oil, canola oil, wheat, soy oil and soybeans. Losses were seen in cotton and soybean meal.

Indices: (-) Registrant experienced a majority of its losses in the All Ordinaries, DAX, DJ Stoxx 50, Dow Jones Industrial Average, S&P 500 and Taiwan SIMEX. The majority of gains were made in the CAC 40, Nikkei and the FTSE 100.

Interest Rates: (+) Registrant experienced a majority of its gains in Eurodollars Japanese Government Bonds, US Treasury Notes and the German Bund. The majority of losses were incurred in Australian Bonds, Eurobonds and British Gilts.

Meats: (+) Registrant experienced gains in feeder cattle and live hogs. Losses were incurred in live cattle.

Metals: (+) Registrant experienced losses in copper, aluminum, zinc and nickel. Gains were made in gold, platinum and silver.

Softs: (+) Registrant experienced gains in coffee and cocoa. Losses were seen in sugar.

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of March 31, 2009 was $251.18, a decrease of 3.45% from the December 31, 2008 Net Asset Value per Interest of $260.16. The Net Asset Value per Interest as of March 31, 2008 was $255.64, an increase of 8.49% from the December 31, 2007 Net Asset Value per Interest of $235.63. Past performance is not necessarily indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees during First Quarter 2009 and First Quarter 2008 were approximately $(97,000) and $1,451,000, respectively.

Registrant’s average net asset level decreased during the First Quarter 2009 in comparison to the First Quarter 2008 primarily due to the effects of negative trading performance and redemptions. Registrant’s average net asset level decreased during the First Quarter 2008 in comparison to the First Quarter 2007 primarily due to the effect of redemptions.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during First Quarter 2009 was approximately $1,000, a decrease of approximately $51,000, as compared to First Quarter 2008 primarily due to declining interest rates and reduced average net asset levels as discussed above. Interest income during First Quarter 2008 was approximately $52,000, a decrease of approximately $94,000 as compared to First Quarter 2007 primarily due to declining interest rates and reduced average net asset levels as discussed above.

Commissions and administrative services are calculated on Registrant’s Net Asset Value at the beginning of each month and, therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions, administrative services and other transaction fees during First Quarter 2009 were approximately $223,000, an increase of approximately $1,000 as compared to First Quarter 2008 due to a net increase in administrative services as a result of favorable trading performance leading into 2009 and the timing of 2009 quarterly redemptions. Commissions, administrative services and other transaction fees during First Quarter 2008 were approximately $222,000, a decrease of approximately $27,000 as compared to First Quarter 2007 primarily due to a decline in average net asset levels as discussed above.

Management fees are calculated on the Net Asset Value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by trading performance and redemptions. Management fees during First Quarter 2009 were approximately $58,000, a decrease of approximately $2,000, as compared to First Quarter 2008 primarily due to a decrease in the average net asset levels as discussed above. Management fees during First Quarter 2008 were approximately $60,000, a decrease of approximately $1,000 as compared to First Quarter 2007 primarily due to a decrease in the average net asset levels as discussed above.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees were approximately $200 in First Quarter 2009 and approximately $272,000 in First Quarter 2008.

General and administrative expenses net of any reimbursement from the Managing Owner were approximately $22,000 and $15,000 during First Quarter 2009 and First Quarter 2008, respectively. These expenses charged to Registrant by its investment in the Trading Vehicle include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Reimbursement received by the Registrant from the Managing Owner totaled approximately $5,000 and $8,000 in First Quarter 2009 and First Quarter 2008, respectively.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2009, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor (through its investment in the Trading Vehicle) and administrative services and other transaction fees payable to the Managing Owner are calculated as a fixed percentage of the Trading Vehicle and Registrant’s Net Asset Value, respectively. Incentive fees payable by the Registrant to the Trading Advisor (through its investment in the Trading Vehicle) are at a fixed rate, calculated as a percentage of the Trading Vehicle’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of the end of the period covered by this report. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of the end of such period, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending by or against Registrant or the Managing Owner, or to which Registrant or Managing Owner was a party during the period covered by this Report.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

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

DIVERSIFIED FUTURES TRUST I

By:	Preferred Investment Solutions Corp.,
its managing owner

By:	/s/ Kenneth A. Shewer		Date: May 15, 2009
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr		Date: May 15, 2009
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)